Form 10QSB
period 1996-04-30
MEYERSON M H & CO INC /NJ/
filed 1996-06-05
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB



     [ X ]          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 30, 1996

     [   ]          TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to __________



                  Commission File Number 0-23410



                    M. H. MEYERSON & CO., INC.
          (Name of Small Business Issuer in its charter)




          NEW JERSEY                              13-1924455
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)


       30 Montgomery Street, Jersey City, New Jersey 07302
      (Address of principal executive offices)    (Zip Code)

                          (201) 332-3380
         (Issuer's telephone number, including area code)


                          Not Applicable
(Former name, former address, former fiscal year, if changed since last report)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,983,335

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Statements of financial condition,
               April 30, 1996 and 1995 . . . . . . . . . . . . .1

          Statements of operations, three months ended
               April 30, 1996 and 1995 . . . . . . . . . . . . .2

          Statement of changes in stockholders' equity
               three months ended April 30, 1996 . . . . . . . .3

          Statement of cash flows, three months ended
               April 30, 1996 and 1995 . . . . . . . . . . . . .4

          Notes to financial statements. . . . . . . . . . . . .5

     Item 2.        Management's Discussion and Analysis . . . .6

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K . . . . . .8

                    M. H. Meyerson & Co., Inc.

                 Statement of Financial Condition
                           (Unaudited)


                                        April 30,      April 30,
                                          1996           1995

CURRENT ASSETS
Due from clearing brokers - available
     for immediate withdrawal         $ 13,650,018   $  5,470,734
Cash at banks and on hand                  983,990      2,114,535
Securities-trading-long at market        8,494,572      7,383,514
Other current assets                       552,047      1,331,745
     TOTAL CURRENT ASSETS               23,860,627     16,300,528

Investments                                494,759        529,523
Fixed Assets net of accumulated
     depreciation                          582,737        470,340
     TOTAL ASSETS                     $ 24,758,123   $ 17,300,391

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Securities-trading-short at market    $  6,274,081   $  3,029,907
Sales commission payable                 4,821,916      2,640,710
Other liabilities and accrued items        965,518        202,862
     TOTAL CURRENT LIABILITIES          12,061,515      5,873,479

STOCKHOLDERS' EQUITY
Common stock                                49,833         52,686
Additional paid-in-capital               7,743,897      8,176,151
Loans to officers for purchase of
     Company Stock                         (47,500)       (67,500)
Retained earnings                        4,950,378      3,291,950
     TOTAL STOCKHOLDERS' EQUITY         12,696,608     11,426,912
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY        $ 24,758,123   $ 17,300,391






                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
                   Three Months Ended April 30,
                           (Unaudited)



                                             1996           1995

REVENUE
     Trading profit                     $  8,777,143   $  3,334,454
     Commission                              567,597        422,384
     Underwriting                          1,071,420         30,200
     Interest & Other                        (41,386)        69,586
          TOTAL                           10,374,774      3,856,624

EXPENSES
     Clearing charges                      1,373,213        948,919
     Salesmen's draw & commissions         3,928,485      1,290,316
     Other personnel costs                 1,653,665        859,421
     Rent and office expenses              1,061,661        600,982
     Legal and professional fees             221,093         95,242
     Interest expense                              0              0
     Other expenses                        1,048,492        572,028
          TOTAL                            9,286,609      4,366,908

INCOME(LOSS) BEFORE INCOME TAXES           1,088,165       (510,284)
INCOME TAX EXPENSE(BENEFIT)                  456,695       (158,114)
NET INCOME(LOSS)                        $    631,470   $   (352,170)

EARNINGS(LOSS) PER COMMON SHARE         $       0.12   $      (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES          5,289,935      5,256,135







                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
               Three Months ended April 30, 1996



                                                               LOANS TO
                                                               OFFICERS
                                                                 FOR
                        COMMON                                 PURCHASE
                         STOCK    ADDITIONAL                      OF
                       $0.01 PAR   PAID-IN   RETAINED TREASURY  COMPANY
                         VALUE     CAPITAL   EARNINGS  STOCK     STOCK


SHAREHOLDERS' EQUITY
FEBRUARY 1, 1996      $49,833    $7,743,897 $4,318,907   $ 0    $(57,500)
Net income for
 quarterly period                              631,470
Loan to officers
 repayment                                                        10,000
SHAREHOLDERS' EQUITY
APRIL 30, 1996        $49,833    $7,743,897 $4,950,377   $ 0    $(47,500)






                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                     Statement of Cash Flows
                           (Unaudited)
                   Three Months ended April 30,


                                                  1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                              $  631,470       $ (352,170)
Adjustments to reconcile net income to net
  cash provided by(used in) operating activites
     Depreciation                                144,087           37,063
Changes in assets and liabilities
  (Increase)decrease in:
     Receivable from clearing brokers         (5,317,432)         768,065
     Securities owned                            273,253        1,174,601
     Other current assets                       (108,174)        (383,261)
  Increase(decrease) in:
     Securities sold, but not yet purchased    3,403,864         (968,195)
     Sales commission payable                  1,255,563         (552,041)
     Other liabilities and accrued items          77,241          (80,430)
     Net cash provided by (used in)
       operating activities                      359,872         (356,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                     (164,538)          75,068
Fixed assets                                     (39,941)         (48,662)
     Net cash provided by (used in)
       investing activities                     (204,479)          26,406

CASH FLOWS FROM FINANCING ACTIVITIES
Loans to officers repayment                       10,000          100,000
     Net cash provided by financing
       activities                                 10,000          100,000

NET INCREASE(DECREASE) IN CASH                   165,393         (229,962)
Cash, beginning of period                        818,597        2,344,497
Cash, end of period                           $  983,990      $ 2,114,535

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                        $  677,300      $         0
     Interest paid                            $        0      $         0




                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

          The statements of financial condition as of April 30, 1996 and 1995, the statements of operations for the three months ended April 30, 1996 and 1995, the statement of changes in stockholders' equity for the quarterly period ended April 30, 1996, and the statement of cash flows for the three months ended April 30, 1996 and April 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at April 30, 1996 and April 30, 1995 have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1996 Annual Report to Shareholders. The results of the periods ended April 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Note 2.   Earnings Per Common Share

          Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants, that are dilutive, have been included in the computation of earnings per share based on the modified treasury stock method.

                    M. H. Meyerson & Co., Inc.

Item 2.        Management's Discussion and Analysis

General

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                             PERCENT OF TOTAL REVENUES
                                              Quarter Ended April 30,
                                             1996                1995

Net gain on securities transactions . . . .   84.6                86.5
Commissions . . . . . . . . . . . . . . . .    5.5                11.0
Underwriting. . . . . . . . . . . . . . . .   10.3                 0.8
Interest and other. . . . . . . . . . . . .   (0.4)                1.7
     TOTAL  . . . . . . . . . . . . . . . .  100.0               100.0

Clearing charges. . . . . . . . . . . . . .   13.2                24.6
Compensation and benefits . . . . . . . . .   53.8                55.7
Rent and office . . . . . . . . . . . . . .   10.2                15.6
Professional fees . . . . . . . . . . . . .    2.1                 2.5
Interest and other operating expenses . . .   10.2                14.8
     TOTAL EXPENSES . . . . . . . . . . . .   89.5               113.2
     INCOME(LOSS) BEFORE INCOME TAXES . . .   10.5               (13.2)
     PROVISION FOR TAX EXPENSE(BENEFIT) . .    4.4                (4.1)
     NET INCOME(LOSS) . . . . . . . . . . .    6.1                (9.1)


Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended April 30, 1996 compared with Quarter Ended April 30, 1995

     Total revenues for the quarter ended April 30, 1996 were a record $10,374,774, a 169% increase from the $3,856,624 reported for the quarter ended April 30, 1995. This increase is attributable mainly to an increase in trading volume and profitability, and an increase in underwriting activity. Retail services revenue was up, increasing 34% from $422,384 to $567,597.

     Clearing charges increased from $948,919 to $1,373,213, a change of 45%. This is attributable to the increase in the Company's order/flow business.

     Compensation and benefits increased from $2,149,737 to $5,582,150, representing an increase of 160%. This corresponds to the increase in revenue.

     Legal and professional fees increased from $95,242 to $221,093, a change of 132%, due mainly to expenses related to our upcoming move into our new facilities.



Viability of Operating Results

     The Company, like other securities firms, is directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for the Company's investment banking services. All of these factors have an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications and occupancy and equipment remain relatively fixed.

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 93% and 86% of total assets at April 30, 1996 and April 30, 1995 respectively.

     The Company finances its operations primarily with existing capital, and funds generated from operations.

     The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

                    M. H. Meyerson & Co., Inc.

                PART II.      OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11        Calculation of Earnings per
                         Share of the Company                     pg. 9


     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the first quarter of fiscal year 1996.



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date:   June 4, 1996     By: /s/ Michael Silvestri
                                        Michael Silvestri
                                        President and Chief Operating Officer




               Date:   June 4, 1996     By: /s/ Eugene M. Whitehouse
                                        Eugene M. Whitehouse
                                        Vice President and Controller