Form 10QSB
period 1996-07-31
MEYERSON M H & CO INC /NJ/
filed 1996-09-12
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB



     [ X ]          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1996

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


       525 Washington Blvd., Jersey City, New Jersey 07310
      (Address of principal executive offices)    (Zip Code)

                          (201) 459-9515
         (Issuer's telephone number, including area code)


        30 Montgomery Street, Jersey City, New Jersey 07302
(Former name, former address and former fiscal year, if changed since last report)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No    .

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,993,335

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Balance sheets, July 31, 1996 and 1995 . . . . . . . .1

          Statements of operations, three and six
               months ended July 31, 1996 and 1995 . . . . . . .2

          Statement of changes in stockholders' equity
               six months ended July 31, 1996  . . . . . . . . .3

          Statement of cash flows, six months ended
               July 31, 1996 and 1995  . . . . . . . . . . . . .4

          Notes to financial statements. . . . . . . . . . . . .5

     Item 2.        Management's Discussion and Analysis . . . .6

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K . . . . . .8

                    M. H. Meyerson & Co., Inc.

                         Balance Sheets
                           (Unaudited)

                                         July 31,       July 31,
                                          1996           1995
CURRENT ASSETS
Due from clearing brokers - available
     for immediate withdrawal         $ 13,535,074   $  8,583,625
Cash at banks and on hand                  977,883        167,217
Securities-trading-long at market       10,382,231      8,927,489
Other current assets                       282,780        928,335
     TOTAL CURRENT ASSETS               25,177,968     18,606,686

Investments                                524,855        504,573
Fixed Assets net of accumulated
     depreciation                        1,270,681        433,615
     TOTAL ASSETS                     $ 26,973,504   $ 19,544,874

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Securities-trading-short at market    $  5,551,899   $  4,213,933
Sales commission payable                 4,948,291      3,299,371
Other liabilities and accrued items      2,440,593        516,623
     TOTAL CURRENT LIABILITIES          12,940,783      8,029,927

STOCKHOLDERS' EQUITY
Common stock                                49,933         51,451
Additional paid-in-capital               7,753,797      8,040,190
Loans to officers for purchase of
     Company Stock                         (30,000)       (57,500)
Treasury Stock                                   0       (227,257)
Retained earnings                        6,258,991      3,708,063
     TOTAL STOCKHOLDERS' EQUITY         14,032,721     11,514,947
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY        $ 26,973,504   $ 19,544,874






                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
                Three and Six Months Ended July 31,
                           (Unaudited)

                                   Three months ended     Six months ended
                                        July 31,              July 31,
                               1996           1995        1996            1995

REVENUE
     Trading profit        $ 13,572,092   $ 5,385,999  $ 22,349,235  $ 8,720,453
     Commission                 643,654       631,959     1,211,250    1,054,343
     Underwriting             1,024,879       938,498     2,096,299      968,698
     Interest and other         115,453        71,311        74,068      140,897
          TOTAL REVENUE      15,356,078     7,027,767    25,730,852   10,884,391

EXPENSES
     Clearing charges         2,278,967     1,160,678     3,652,180    2,109,598
     Salesmens' draw &
          commissions         5,839,445     2,507,946     9,767,930    3,798,262
     Other personnel costs    2,205,284     1,016,096     3,858,950    1,875,517
     Rent and office          1,201,778       814,821     2,263,439    1,415,803
     Legal & Professional       330,951       156,973       552,044      252,214
     Interest Expense                 0             0             0           0
     Other Expenses           1,263,984       699,031     2,312,474    1,271,060
          TOTAL EXPENSES     13,120,409     6,355,545    22,407,017   10,722,454

Income before income taxes    2,235,669       672,222     3,323,835      161,937

Income taxes                    927,056       256,108     1,383,751       97,994

Net income                 $  1,308,613   $   416,114 $   1,940,084  $    63,943

Earnings per common share  $      0.24    $     0.08  $       0.36   $     0.01

Weighted average number
     of shares                5,396,454     5,313,470     5,391,885    5,366,053



                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
                  Six Months ended July 31, 1996


                                                               LOANS TO
                                                               OFFICERS
                                                                 FOR
                        COMMON                                 PURCHASE
                         STOCK    ADDITIONAL                      OF
                       $0.01 PAR   PAID-IN   RETAINED TREASURY  COMPANY
                         VALUE     CAPITAL   EARNINGS  STOCK     STOCK

SHAREHOLDERS' EQUITY
FEBRUARY 1, 1996      $49,833    $7,743,897 $4,318,907   $ 0    $(57,500)
Net income for
    period                                   1,940,084
ESOP exercise             100         9,900
Loan to officers
 repayment                                                        27,500
SHAREHOLDERS' EQUITY
JULY 31, 1996         $49,933    $7,753,797 $6,258,991   $ 0    $(30,000)






                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                     Statement of Cash Flows
                           (Unaudited)
                     Six Months ended July 31,

                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $ 1,940,084       $   63,943
Adjustments to reconcile net income to net
  cash provided by(used in) operating activites
     Depreciation                                302,017           76,703
Changes in assets and liabilities
  (Increase)decrease in:
     Receivable from clearing brokers         (5,202,488)      (2,344,826)
     Securities owned                         (1,614,406)        (369,374)
     Other current assets                        (25,760)          20,129
  Increase(decrease) in:
     Securities sold, but not yet purchased    2,681,683          215,831
     Sales commission payable                  1,381,938          106,620
     Other liabilities and accrued items       1,552,314          233,331
     Net cash provided by (used in)
       operating activities                    1,015,382       (1,997,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments                                       (7,781)         100,018
Fixed assets                                    (885,815)         (51,577)
     Net cash provided by (used in)
       investing activities                     (893,596)          48,441

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of Employee Stock Option                 10,000                0
Repayments of loans to officers                   27,500          110,000
Treasury stock purchased                               0         (338,078)
     Net cash provided by (used in)
       financing activities                       37,500         (228,078)

NET INCREASE(DECREASE) IN CASH                   159,286       (2,177,280)
Cash, beginning of period                        818,597        2,344,497
Cash, end of period                           $  977,883      $   167,217

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                        $  677,300      $         0
     Interest paid                            $        0      $         0




                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

The balance sheet as of July 31, 1996 and 1995, the statements of operations for the three months ended July 31, 1996 and 1995, the statement of changes in stockholders' equity for the six month period ended July 31, 1996, and the statement of cash flows for the six months ended July 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 1996 and 1995 have been made.

The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and six months ended July 31, 1996 and 1995 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1996 Annual Report to Shareholders. The results of the periods ended July 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                             PERCENT OF TOTAL REVENUES
                                             Six Months Ended July 31,
                                             1996                1995

Net gain on securities transactions . . . .   86.9                80.1
Commissions . . . . . . . . . . . . . . . .    4.7                 9.7
Underwriting. . . . . . . . . . . . . . . .    8.1                 8.9
Interest and other. . . . . . . . . . . . .    0.3                 1.3
     TOTAL  . . . . . . . . . . . . . . . .  100.0               100.0

Clearing charges. . . . . . . . . . . . . .   14.2                19.4
Compensation and benefits . . . . . . . . .   53.0                52.1
Rent and office . . . . . . . . . . . . . .    8.8                13.0
Professional fees . . . . . . . . . . . . .    2.1                 2.3
Interest and other operating expenses . . .    9.0                11.7
     TOTAL EXPENSES . . . . . . . . . . . .   87.1                98.5
     INCOME(LOSS) BEFORE INCOME TAXES . . .   12.9                 1.5
     PROVISION FOR TAX EXPENSE(BENEFIT) . .    5.4                 0.9
     NET INCOME(LOSS) . . . . . . . . . . .    7.5                 0.6


Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended July 31, 1996 compared with Quarter Ended July 31, 1995

     Total revenues for the quarter ended July 31, 1996 were $15,356,078, a 118.5% increase from the $7,027,767 reported for the quarter ended July 31, 1995. This increase is attributable mainly to an increase in trading activity resulting from the increased activity in the markets in general. Trading revenue was up $8,186,093 (152.0%) from the second quarter last year, as a result of significantly increased volume. Retail services revenue was steady, increasing 1.9% from $631,959 to $643,654. There was an increase of $86,381 (9.2%) in underwriting revenue, and an increase of $44,142 (61.9%) in interest and other revenue.

     Clearing charges increased from $1,160,678 to $2,278,967, a change of 96.3%. This is attributable to the increase in the Company's trading volume.

     Compensation and benefits increased from $3,524,042 to $8,044,729, representing an increase of 128.3%. This was the result of the increased trading volume during the second quarter of fiscal 1997, which increases those costs based on percentages of profits in trading accounts.

     Occupancy expenses increased $386,957 (47.5%), due to expenses related to the move to new, larger facilities to accomodate the Company's continued growth.

     Legal and professional fees increased from $156,973 to $330,951, a change of 110.8%, due also mainly to the move.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 92% and 90% of total assets at July 31, 1996 and July 31, 1995 respectively.

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

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11        Calculation of Earnings per
                         Share of the Company                     pg. 9


     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the second quarter of fiscal year 1997.



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date:  Sept. 5, 1996     By: /s/ Michael Silvestri

                                        Michael Silvestri
                                        President and Chief Operating Officer




               Date:  Sept. 5, 1996     By: /s/ Eugene M. Whitehouse
                                        Eugene M. Whitehouse
                                        Vice President and Controller