Form 10QSB
period 1996-10-31
MEYERSON M H & CO INC /NJ/
filed 1996-12-05
CIK 913781

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

                          (201) 459-9500
         (Issuer's telephone number, including area code)


                            N/A
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No    .

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
4,993,335

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Balance sheets, October 31, 1996 and 1995 . . . . . . .1

          Statements of operations, three and nine
               months ended October 31, 1996 and 1995 . . . . . .2

          Statement of changes in stockholders' equity
               nine months ended October 31, 1996 . . . . . . . .3

          Statement of cash flows, nine months ended
               October 31, 1996 and 1995  . . . . . . . . . . . .4

          Notes to financial statements . . . . . . . . . . . . .5

     Item 2.        Management's Discussion and Analysis  . . . .6

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K  . . . . . .8


                    M. H. Meyerson & Co., Inc.

                         Balance Sheets
                           (Unaudited)


                                        October 31,     October 31,
                                          1996           1995

CURRENT ASSETS
Due from clearing brokers - available
     for immediate withdrawal          $  9,482,864   $  7,947,857
Cash at banks and on hand                 2,320,763        457,472
Securities-trading-long at market        10,458,248      8,535,494
Other current assets                      1,575,936        515,774
     TOTAL CURRENT ASSETS                23,837,811     17,456,597

Investments                                 804,804        585,722
Fixed Assets net of accumulated
     depreciation                         1,786,450        701,499
     TOTAL ASSETS                      $ 26,429,065   $ 18,743,818

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Securities-trading-short at market     $  5,747,266   $  3,287,950
Sales commission payable                  4,320,829      3,239,001
Other liabilities and accrued items       1,791,121        397,091
     TOTAL CURRENT LIABILITIES           11,859,216      6,924,042

STOCKHOLDERS' EQUITY
Common stock                                 49,933         50,083
Additional paid-in-capital                7,753,797      7,781,147
Loans to officers for purchase of
     Company Stock                                0        (57,500)
Treasury Stock                                    0             0
Retained earnings                         6,766,119      4,046,046
     TOTAL STOCKHOLDERS' EQUITY          14,569,849     11,819,776
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY         $ 26,429,065   $ 18,743,818






                See notes to financial statements


                    M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
              Three and Nine Months Ended October 31,
                           (Unaudited)


                        Three months ended         Nine months ended
                           October 31,                October 31,
                      1996           1995          1996          1995

REVENUE
 Trading profit     $  5,676,574   $ 6,159,818   $ 28,025,809  $ 14,880,271
 Commission              490,487       681,311      1,701,738     1,735,653
 Underwriting          2,323,056       174,988      4,419,355     1,143,686
 Interest and other      292,520        66,723        366,587       207,621
  TOTAL REVENUE        8,782,637     7,082,840     34,513,489    17,967,231

EXPENSES
 Clearing charges      1,182,951     1,191,066      4,835,131     3,300,663
 Salesmens' draw &
   commissions         2,057,001     2,411,520     11,824,931     6,209,782
 Other personnel costs 1,798,792     1,250,062      5,657,741     3,125,580
 Rent and office       1,356,297       818,121      3,619,736     2,233,923
 Legal & Professional    538,231       125,528      1,090,275       377,742
 Interest Expense              0             0              0             0
 Other Expenses          953,923       686,299      3,266,399     1,957,360
  TOTAL EXPENSES       7,887,195     6,482,596     30,294,213    17,205,050

Income before taxes      895,442       600,244      4,219,276       762,181
Income taxes             388,313       262,261      1,772,064       360,255
Net income          $    507,129   $   337,983  $   2,447,212   $   401,926

Earnings/common share   $  0.090   $     0.065  $       0.450   $     0.075

Weighted average number
 of shares             5,407,566     5,194,750      5,404,026     5,320,937



                See notes to financial statements


                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
                 Nine Months ended October 31, 1996




                                                                    LOANS TO
                                                                    OFFICERS
                      COMMON                                          FOR
                       STOCK      ADDITIONAL                       PURCHASE OF
                     $0.01 PAR     PAID-IN    RETAINED  TREASURY     COMPANY
                       VALUE       CAPITAL    EARNINGS    STOCK       STOCK


SHAREHOLDERS' EQUITY
FEBRUARY 1, 1996      $49,833    $7,743,897  $4,318,907     $ 0     $(57,500)
Net income for period                         2,447,212
ESOP exercise             100         9,900
Loan to officers
 repayment                                                            57,500
SHAREHOLDERS' EQUITY
OCTOBER 31, 1996      $49,933    $7,753,797   $6,766,119    $ 0     $      0






                See notes to financial statements


                    M. H. Meyerson & Co., Inc.

                     Statement of Cash Flows
                           (Unaudited)
                   Nine Months ended October 31,


                                                         1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $ 2,447,212    $ 401,926
Adjustments to reconcile net income to net
  cash provided by(used in) operating activites
     Depreciation                                       398,470      142,360
Changes in assets and liabilities
  (Increase)decrease in:
     Receivable from clearing brokers                (1,150,278)  (1,709,058)
     Securities owned                                (1,690,423)      22,621
     Other current assets                            (1,132,063)     432,710
  Increase(decrease) in:
     Securities sold, but not yet purchased           2,877,049     (710,152)
     Sales commission payable                           754,476       46,250
     Other liabilities and accrued items                902,843      113,799
     Net cash provided by (used in)
       operating activities                           3,407,286   (1,259,544)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investments                                       (474,583)      18,869
     Fixed assets                                    (1,498,037)    (385,118)
     Net cash provided by (used in)
       investing activities                          (1,972,620)    (366,249)

CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of Employee Stock Option                   10,000            0
     Repayments of loans to officers                     57,500      110,000
     Treasury stock purchased                                 0     (371,232)
     Net cash provided by (used in)
       financing activities                              67,500     (261,232)

NET INCREASE(DECREASE) IN CASH                        1,502,166   (1,887,025)
Cash, beginning of period                               818,597    2,344,497
Cash, end of period                                  $2,320,763  $   457,472

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                               $  910,000  $         0
     Interest paid                                   $        0  $         0




                See notes to financial statements


                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

The balance sheet as of October 31, 1996 and 1995, the statements of operations for the three months and nine months ended October 31, 1996 and 1995, the statement of changes in stockholders' equity for the nine month period ended October 31, 1996, and the statement of cash flows for the nine months ended October 31, 1996 and 1995 have been prepared by the Company without audit.
In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 1996 and 1995 have been made.

The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and nine months ended October 31, 1996 and 1995 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1996 Annual Report to Shareholders. The results of the periods ended October 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of Operations:

                                            PERCENT OF TOTAL REVENUES
                                           Nine Months Ended October 31,
                                             1996              1995

Net gain on securities transactions . . . .  81.2              82.8
Commissions . . . . . . . . . . . . . . . .   4.9               9.7
Underwriting. . . . . . . . . . . . . . . .  12.8               6.4
Interest and other. . . . . . . . . . . . .   1.1               1.1
     TOTAL  . . . . . . . . . . . . . . . . 100.0             100.0

Clearing charges. . . . . . . . . . . . . .  14.0              18.4
Compensation and benefits . . . . . . . . .  50.7              52.0
Rent and office . . . . . . . . . . . . . .  10.5              12.4
Professional fees . . . . . . . . . . . . .   3.1               2.1
Interest and other operating expenses . . .   9.5              10.9
     TOTAL EXPENSES . . . . . . . . . . . .  87.8              95.8
     INCOME(LOSS) BEFORE INCOME TAXES . . .  12.2               4.2
     PROVISION FOR TAX EXPENSE(BENEFIT) . .   5.1               2.0
     NET INCOME(LOSS) . . . . . . . . . . .   7.1               2.2


Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended October 31, 1996 compared with Quarter Ended October 31, 1995

     Total revenues for the quarter ended October 31, 1996 were $8,782,637, a 24.0% increase from the $7,082,840 reported for the quarter ended October 31, 1995. This increase is attributable mainly to an increase in underwriting activity. Trading revenue was down $483,244 (7.8%) from the third quarter last year. Retail services revenue was down, decreasing 28.0% from $681,311 to $490,487. There was an increase of $2,148,068 (1,227.6%) in underwriting revenue, due to increased activity, and an increase of $225,797 (338.4%) in interest and other revenue.

     Clearing charges decreased from $1,191,066 to $1,182,951, a change of 96.3%.

     Compensation and benefits increased from $3,661,582 to $3,855,793, representing an increase of 5.3%.

     Legal and professional fees decreased from $125,528 to $538,231, a change of 328.8%, due mainly to the increase in underwriting activity.

     Rent and office expense increased from $818,121 to $1,356,297 an increase of 65.8%, due to the Company's recent move and expansion into new offices.

        Other expenses increased from $686,299 to $953,923, an increase of 39.0%, due mainly to increases in depreciation expense, also due to the Company's recent move and expansion.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 84% and 90% of total assets at October 31, 1996 and October 31, 1995 respectively.

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

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11             Calculation of Earnings per
                              Share of the Company                   pg. 9


     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1996.



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date:  Dec. 5, 1996      By: /s/ Michael Silvestri


                                        Michael Silvestri
                                        President and Chief Operating Officer




               Date:  Dec. 5, 1996      By: /s/ Eugene M. Whitehouse


                                        Eugene M. Whitehouse
                                        Vice President and Controller