Form 10KSB
period 1997-01-31
MEYERSON M H & CO INC /NJ/
filed 1997-04-28
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-KSB

     [ X ]          ANNUAL REPORT UNDER SECTION 13
               or 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934
               For the Fiscal Year Ended January 31, 1997

     [    ]         TRANSITION REPORT UNDER SECTION 13
               or 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934
               For the transition period from                 to


                  Commission File Number 0-23410

                    M. H. MEYERSON & CO., INC.
          (Name of Small Business Issuer in its charter)

          NEW JERSEY                              13-1924455
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)                Identification No.)


   Newport Tower, 525 Washington Blvd., Jersey City, New Jersey 07310
      (Address of principal executive offices)    (Zip Code)

                          (201) 459-9515
          Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, par value $0.01 per share
                         (Title of Class)

                       Redeemable Warrants
                         (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes  X   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year:   $ 41,886,595

     At April 17, 1996: (a) 5,030,335 shares of Common Stock, $0.01 par value, of the registrant (the "Common Stock") were outstanding; (b) 2,236,135 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $13,137,293 based on the closing average price of $5.875 per share on April 17, 1996.


                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     M. H. Meyerson & Co., Inc., a securities firm originally founded in 1960, conducts its business in seven (7) separate divisions. These are Wholesale Trading, Investment Banking, Retail Services, Institutional Sales, Syndicate, Fixed Income, and Correspondent Service. These seven (7) divisions are functionally supported by the Compliance Department and the Back Office Department (operations).

     As of March 31, 1997, the Company had one hundred sixty one employees
(161), one hundred eight (108) of which were registered representatives, including thirty (30) registered principals, licensed by the National Association of Securities Dealers ("NASD") and various state securities commissions. The balance of the Company's employees, which number fifty-three
(53), are support staff.

     The Company's largest division (in revenue contribution) is wholesale market making, which means engaging in principal transactions on behalf of its proprietary trading accounts in what are usually dealer to dealer transactions. The Company employs thirty-six (36) securities traders and twenty-five (25) assistant traders who, with management supervision, conduct the Company's high volume trading operations. The Company's traders are compensated by receiving a fixed percentage of the profits from trading after deduction of general expenses. The traders are party to employment contracts which provide for individual liability for any funds owed the Company relating to losses, if any, incurred from trading activities. Pursuant to these employment contracts, the individual traders are restricted to Company imposed limits as to the extent of the trading positions they are permitted by the Company to maintain. Traders are also required by the Company to maintain a reserve, the size of which is a factor by which the trading position limit is determined. This reserve is also available to offset trading losses, if any, suffered by the individual trader in his trading account. The Company endeavors to observe high standards of commercial honor and just and equitable principles of trade in conducting its business.

     In its market making function, the Company carries long or short trading positions in various securities. The Company currently trades over one hundred million shares of common stock, preferred stocks and warrants per month. The Company's clearing agent for market making and trading activities is Spear, Leeds & Kellogg, Inc., members of the New York and other principle stock exchanges, of New York City, New York. The Company has contracted with an information services provider to supply trading information regarding securities in which the Company has an investment interest. The Company obtains daily printouts that inform the traders regarding financial and market information on a current basis. As of March 1997, the Company was a market maker in approximately two thousand eight hundred (2,800) securities.

     The Company's trading activities have substantially increased with the addition of several automated trading systems such as Instinet, ACT, Selectnet, BNET, and the automated ticketless Brass trading program. The Brass system, which, in effect, makes trading "paperless", enhances the ability of the traders to focus on market conditions by eliminating the prior administrative burden incumbent in trading. The Selectnet and Instinet networks link the Company with trading partners throughout the United States, including other brokerage firms, block trading desks and specialists on the regional exchanges. These systems provide the Company with access into every major securities exchange on a worldwide basis. The Company also employs the Autex electronic volume monitoring system. Through Autex, the Company can determine the percentage of the Company's relative trading volume in a specific security.

     The Company's Correspondent Services division provides competitive execution services primarily to retail securities firms who utilize the Company to fill buy or sell orders in over-the-counter and listed securities for their respective retail customers. The Company's Correspondent Service facilitates large retail firms, including discount brokers and banks, in obtaining instant execution of their respective customers' orders.

     The Company's Retail Sales division consists of forty-two (42) registered representatives, including nine (9) registered principals, who collectively maintain the majority of the Company's retail securities accounts. The Company's retail customer accounts are carried on a "fully disclosed" basis by Bear, Stearns Securities Corp., members of the New York and other principle stock exchanges, pursuant to a clearing agreement. This agreement provides that customer securities positions and credit balances are insured up to $50,000,000 by Securities Investors Protection Corp. ("SIPC") and supplementary private insurance coverage. All customer credit balances are subject to immediate withdrawal from Bear, Stearns Securities Corp., at the discretion of the customer.

     The Company's Investment Banking division consists of four (4) professionals. The primary function of this department is to conceptualize, plan and execute capital formation for small, growing companies which have the potential, in the Company's judgement, to become successful public companies. The Department is engaged in the structuring, management and participation in public offerings and private placements of primarily equity securities. It also advises its clients in connection with mergers, acquisitions and divestitures.

     The Company also serves as the managing underwriter or co-underwriter in initial public offerings and private placements of primarily equity securities. Since 1990, the Company has been the managing or co-managing underwriter of twenty-four (24) initial public offerings and five (5) private placements which raised in excess of two hundred forty million dollars ($240,000,000). The Company generally underwrites small capitalization growth companies in their relatively fast growth stage. These companies are generally in information technologies, such as software, medical products and pharmaceuticals. The Company has also been a syndicate or selling group member in approximately one hundred fifty-two (152) underwritings.

     M. H. Meyerson & Co., Inc. is currently registered for retail distribution in the following jurisdictions:

     Alabama                  Kentucky            Ohio
     Alaska                   Louisiana           Oklahoma
     Arizona                  Maine               Oregon
     California               Maryland            Pennsylvania
     Colorado                 Massachusetts       Rhode Island
     Connecticut              Michigan            South Carolina
     Delaware                 Minnesota           South Dakota
     District of Columbia     Mississippi         Tennessee
     Florida                  Missouri            Texas
     Georgia                  Montana             Utah
     Hawaii                   Nebraska            Vermont
     Illinois                 Nevada              Virginia
     Indiana                  New Hampshire       Washington
     Iowa                     New Jersey          West Virginia
     Kansas                   New York            Wisconsin
                              North Carolina      Wyoming

Government Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. The Company is registered as a broker/dealer with the SEC. Much of the regulation of broker/dealers has been delegated to self-regulated organizations, principally the NASD and national securities exchanges such as NASDAQ. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Company's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Company is currently registered as a broker/dealer in 46 states and the District of Columbia.

     Broker/dealers are subject to regulation covering all aspects of the securities business, including sales method, trade practices among broker/dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker/dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker/dealers.

Competition

     The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources and many of which offer a wider range of financial services. In addition to competition from firms currently in the securities business there has recently been increasing competition from other sources such as commercial banks and insurance companies offering financial services and from other investment alternatives. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. The Company and its competitors also employ direct solicitation of potential customers as methods of increasing business. The Company and its competitors also furnish investment research publications in an effort to hold and attract existing and potential clients.


ITEM 2.   DESCRIPTION OF PROPERTIES

Facilities

     The Company currently leases approximately 30,000 sq. ft. of space in an office building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011. The Company also leases space at its previous location, through April 30, 1997. Rent charges on these offices for the years ended January 31, 1997 and January 31, 1996 were $429,459 and $240,659, respectively.

     In addition, the Company also pays maintenance charges for additional space in Aventura, Florida, under an agreement with Martin H. Meyerson, who owns the property in question. This space is primarily used for entertainment and investment banking purposes. The total maintenance charges for the years ending January 31, 1997 and 1996 were $17,977 and $11,687, respectively. The Company also pays rent for space in New York City, New York which is leased in the name of Martin H. Meyerson. This property is also used primarily for entertainment and investment banking purposes. The total rent paid on this space for the years ended January 31, 1997 and 1996 were $31,310 and $28,348, respectively. The maintenance charges paid on the Florida property are the actual maintenance charges billed each month, and the rent paid on the New York property is the actual rent specified in the lease between Martin H. Meyerson and the building's landlord. The Company believes that it is similar to what would be paid for a comparable property leased on an arm's length basis by the Company. Neither of these properties is the permanent residence of Martin H. Meyerson.

     It is the opinion of management that all these properties are adequately covered by the Company's insurance policies.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any litigation which would have a material adverse impact on the Company or its operations.




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

                             PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     In connection with its initial public offering consummated January 18, 1994, the Company sold an aggregate of 2,300,000 units of securities for $4.00 per unit, each unit consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Warrants") exercisable at $4.50, and received net proceeds of $7,580,948 therefrom. As of April 17, 1997, none of the Warrants have been exercised.

     From January 19, 1994 to March 17, 1994, the Company's securities were traded on the "Small Capitalization" market of NASDAQ. Since March 18, 1994, the Company's Common Stock has been traded on the NASDAQ - National Market System
(NMS).  The Company's Warrants remain on the Small Capitalization market.

     The following sets forth for the fiscal quarters as indicated the high and low bid closing quotations for the Company's Common Stock on the NMS from February 1, 1996 through January 31, 1997, and the high and low bid closing quotations for the Company's Warrants on the NASDAQ Small Capitalization market for the period February 1, 1996 through January 31, 1997. Such information reflects interdealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                         Common Stock             Warrants
                         High Low            High Low

     Fiscal Year 1997

     1st Quarter              $2.53     $1.78               $0.53     $0.28
     2nd Quarter              $4.31     $2.47               $1.50     $0.58
     3rd Quarter              $3.75     $2.88               $1.31     $0.75
     4th Quarter              $4.06     $2.38               $1.63     $0.78


     The number of shareholders of record of the Company's Common Stock on March 31, 1997 was approximately 50, and the number of beneficial holders of the Company's Common Stock is estimated by management to be an additional 900 holders.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-KSB

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:


                                   Percent of Total Revenues
                                   Year Ended January 31,
                                        1997      1996
Net gain on securities transactions      82        85
Underwriting                             11         5
Commissions                               6         9
Interest and other                        1         1
                                        100       100

Compensation and benefits                53        54
Clearance charges                        16        18
Communications                            8         9
Professional fees                         3         2
Occupancy and equipment costs             1         2
Other operating expenses                 11        10
     Total expenses                      92        95
     Income before income taxes           8         5
     Provision for income taxes           3         2
     Net income                           4         3

   Representing less than 1%


Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.
Fiscal Year 1997 Compared with Fiscal Year 1996

     Total revenues in fiscal year 1997 increased to $41,886,595 from $24,945,121, or 67.9%. This is attributable mainly to a 62.2% increase in trading revenues and a 281.1% increase in underwriting revenue, along with smaller increases in commissions, and interest and other revenue.

     Compensation and benefits increased from $13,466,583 to $22,226,110, a change of 65.0%. This resulted primarily from higher draws and commissions to retail representatives and brokers due to the higher revenue.

     Clearing charges increased from $4,536,060 to $6,467,259, representing an increase of approximately 42.6%. This was attributable to the increase in trading volume.

     Communications charges increased from $2,244,565 to 3,260,963. This represents an increase of 45.3% and was also primarily attributable to increased volume.

     Other operating expenses, comprising professional fees, research fees, occupancy, and various other operating costs increased from $3,588,437 to $6,666,435, an increase of 85.7%. Components of this increase were expenses for professional fees, and miscellaneous other expenses.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 83% and 92% of total assets at January 31, 1997 and January 31, 1996 respectively.

     The Company finances its operations primarily with existing capital and funds generated from operations.

     The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

Selected Financial Data

     The historical selected financial data set forth below for the three years ended January 31, 1997 are derived from the Company's Financial Statements included elsewhere in this Annual Report on Form 10-KSB and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Vincent R. Vassallo, independent certified public accounts, whose report with respect thereto appears elsewhere in this report.
                           January 31,
                                    1997        1996            1995
Balance Sheet Data:
Assets                           $23,702,300   $19,379,985    $19,153,227
Liabilities                        9,759,700     7,324,848      7,474,145
Shareholders' Equity              13,942,600    12,055,137     11,679,082

Statement of Operations Data:
                                Year Ended January 31,
                                    1997        1996         1995
Revenues
Net gain on sec. transactions   $34,214,505    $21,088,570    $14,466,377
Underwriting                      4,811,399      1,262,448      4,405,005
Commissions                       2,396,754      2,263,490      1,276,943
Interest and other revenue          463,937        330,613        437,377
     Total Revenues              41,886,595     24,945,121     20,585,702
Expenses
Compensation and benefits        22,226,110     13,466,583     11,422,283
Clearance charges                 6,467,259      4,536,060      4,119,228
Communications                    3,260,963      2,244,565      1,936,361
Professional fees                 1,416,519        537,443        710,173
Occupancy and equipment costs       461,874        630,145        537,398
Other operating expenses          4,788,042      2,390,849      2,579,983
     Total Expenses              38,620,767     23,805,645     21,305,426
Income (Loss) Before Taxes        3,265,828      1,139,476       (719,724)
Provision For Income Taxes        1,445,865        464,689       (121,870)
Net Income                     $  1,819,963    $   674,787     $ (597,854)


ITEM 7              FINANCIAL STATEMENTS

                    INDEX TO FINANCIAL STATEMENTS

                                                             Page

Report of Independent Public Accountants   . . . . . . . . . .  9
Statements of Financial Condition
     at January 31, 1997 and 1996  . . . . . . . . . . . . . . 10
Statements of Operations for the years
     ended January 31, 1997 and 1996 . . . . . . . . . . . . . 11
Statements of Stockholders' Equity for the years
     ended January 31, 1997 and 1996 . . . . . . . . . . . . . 12
Statements of Cash Flows for the years
     ended January 31, 1997 and 1996 . . . . . . . . . . . . . 13
Notes to Financial Statements. . . . . . . . . . . . . . . . . 14



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
M. H. Meyerson & Co., Inc.

     We have audited the accompanying statements of financial condition of M.
H. Meyerson & Co., Inc. as of January 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M. H. Meyerson & Co., Inc., as of January 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                    VINCENT R. VASSALLO, CPA

Sea Cliff, New York
March 26, 1997


                     M. H. MEYERSON & CO., INC.
                 STATEMENT OF FINANCIAL CONDITION
                           JANUARY 31,

ASSETS                                               1997         1996
Cash                                               $ 2,184,301  $  818,597
Receivable from clearing brokers (Note 3)            3,019,947   8,332,586
Securities owned - at market value (Notes 2 and 3)  13,536,044   8,767,825
Income tax refunds receivable (Notes 2 and 5)          939,566           -
Investments - not readily marketable (Note 2)        1,699,084     330,221
Property and equipment, net (Notes 2 and 3)          1,760,588     686,883
Other assets                                           562,770     443,873
     TOTAL ASSETS                                 $ 23,702,300 $19,379,985
               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securities sold, but not yet purchased - at market value
          (Notes 2 and 3)                         $  3,493,713 $ 2,870,217
Payable to trading representatives                   4,671,539   3,566,353
Income taxes payable                                         -     501,869
Other liabilities and accrued expenses (Note 3)      1,594,448     386,409
     TOTAL LIABILITIES                               9,759,700   7,324,848
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value, 25,000,000
 shares authorized, 4,993,335 and 4,983,335
 shares issued and 4,993,335 and 4,983,335
 shares outstanding at January 31, 1997 and 1996        49,933      49,833
Additional paid-in capital                           7,753,797   7,743,897
Retained earnings                                    6,138,870   4,318,907
Loans to officers for purchase of Company Stock              -     (57,500)
     TOTAL SHAREHOLDERS' EQUITY                     13,942,600  12,055,137
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                         $ 23,702,300 $19,379,985


 The accompanying notes are an integral part of this statement.


                     M. H. MEYERSON & CO., INC.
                     STATEMENT OF OPERATIONS
                      YEAR ENDED JANUARY 31,


REVENUES
                                               1997         1996
     Net gain on securities transactions  $ 34,214,505     $ 21,088,570
     Underwriting                            4,811,399        1,262,448
     Commissions                             2,396,754        2,263,490
     Interest                                  380,752          286,462
     Net gain on investments and disposal
        of assets                               83,185           44,151
                    TOTAL REVENUES          41,886,595       24,945,121

EXPENSES
     Compensation and benefits              22,226,110       13,466,583
     Clearance charges                       6,467,259        4,536,060
     Communications                          3,260,963        2,244,565
     Professional fees                       1,416,519          537,443
     Occupancy and equipment costs
            (Notes 4 and 6)                    461,874          630,145
     Other operating expenses                4,788,042        2,390,849
           TOTAL EXPENSES                   38,620,767       23,805,645
     INCOME BEFORE INCOME TAXES              3,265,828        1,139,476
     Provision for taxes(Notes 2 and 5)      1,445,865          464,689
     NET INCOME                            $ 1,819,963        $ 674,787
     EARNINGS PER SHARE OF
           COMMON STOCK (Note 2)             $    0.33         $   0.13
     WEIGHTED AVERAGE NUMBER OF
           SHARES OUTSTANDING                5,521,016        5,277,148



  The accompanying notes are an integral part of this statement.

                    M. H. MEYERSON & CO., INC.
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               YEAR ENDED JANUARY 31, 1997 AND 1996

                      Common                                         Loans to
                      Stock     Additional                       Officers for
                      $0.01 par  Paid-in     Retained   Treasury  Purchase of
                      value      capital     earnings    stock   Company stock

Shareholders'
Equity Feb. 1 1995    $52,686   $8,186,151  $3,644,120   $(26,375)   $(167,500)
Purchase of treasury
   stock                                                 (371,232)
Retirement of
   treasury stock      (2,853)    (432,254)               397,607
Officer loan repayment                                                 110,500
Net income for year                            674,787
Shareholders'
Equity Jan. 31, 1996   49,833    7,743,897   4,318,907          0      (57,500)
Officer loan repayment                                                  57,500
Options exercised         100        9,900
Net income for year                          1,819,963
Shareholders'
Equity Jan. 31, 1997   49,933    7,753,797   6,138,870          0            0






  The accompanying notes are an integral part of this statement.


                   M. H. MEYERSON & CO., INC.
                     STATEMENT OF CASH FLOWS
                      YEAR ENDED JANUARY 31,

                                                          1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $     1,819,963    $    674,787
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
     Depreciation                                      535,592         239,848
     Change in assets and liabilities:
       (Increase) decrease in:
       Receivable from clearing brokers              5,312,639      (2,093,787)
       Securities owned                             (4,768,219)       (209,710)
       Income taxes receivable                        (939,566)        615,587
       Other assets                                   (118,897)       (110,976)
       Increase (decrease) in:
       Securities sold, but not yet purchased          623,496      (1,127,885)
       Payable to trading representatives            1,105,186         373,602
       Income taxes payable                           (501,869)        501,869
       Other liabilities and accrued expenses        1,208,038         103,117
       Net cash provided by (used in)
           operating activities                      4,276,363      (1,033,548)
CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments                                  (1,368,863)        274,370
       Purchase of property and equipment           (1,609,296)       (467,990)
       Net cash used in investing activities        (2,978,159)       (193,620)
CASH FLOW FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                            -        (408,732)
       Options exercised                                10,000               -
       Loans to officers repayment                      57,500         110,000
       Net cash provided by (used in)
       financing activities                             67,500        (298,732)

NET INCREASE(DECREASE) IN CASH                       1,365,704      (1,525,900)
CASH, BEGINNING OF YEAR                                818,597       2,344,497
CASH, END OF YEAR                                  $ 2,184,301    $    818,597
SUPPLEMENTAL CASH FLOW INFORMATION
       Income taxes paid                           $ 2,887,300    $         -
       Interest paid                               $         -    $         -


  The accompanying notes are an integral part of this statement.


                    M. H. MEYERSON & CO., INC.
                  NOTES TO FINANCIAL STATEMENTS
                    JANUARY 31, 1997 AND 1996

1. ORGANIZATION

The Company is a registered broker-dealer under the Securities and Exchange Act of 1934 which provides securities trading, underwriting, investment banking and brokerage services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Security Transactions

Customers' securities transactions are recorded on a settlement date basis, which is generally three business days after trade date with related revenues and expenses recorded on a trade date basis. The Company's securities transactions are recorded on a trade date basis. Securities traded on a national securities exchange are valued at the last sales price on January 31, 1997 and 1996. Securities traded on the over-the-counter market are valued at the bid price for securities owned and at the ask price for securities sold but not yet purchased. Unrealized gains and losses on security transactions are reflected in income.

Underwriting Revenues

Underwriting fees are recorded at the time the underwriting is completed.

Investments - Not Readily Marketable

Investments not readily marketable are valued at estimated fair value as determined by management. Investments not readily marketable include restricted securities which cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 or unless the applicable provisions of Rule 144 of the Securities Act are met.

Property and Equipment

Property and equipment is stated at cost. Office furniture, equipment and vehicles are depreciated over the estimated useful lives, ranging from 3 to 7 years using accelerated methods. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the estimated economic life of the improvements. The same methods are used for tax purposes.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". There are no temporary differences between tax and financial reporting.

Earnings Per Common Share

Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants, that are dilutive, have been included in the computation of earnings per share based on the modified treasury stock method.


3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Cash

Cash represents funds on deposit in interest bearing and non-interest bearing checking accounts.

Receivable from Clearing Brokers

Receivable from clearing brokers is from trading activity and funds deposited and is unsecured. The funds are available for immediate withdrawal and are drawn upon as needed. Interest is paid on these funds at fluctuating rates.

Securities Owned

Approximately ninety-nine percent of securities owned consist of over-the-counter stocks.

Property and Equipment

Property and equipment consists of the following:
                                                       January 31,
                                                    1997        1996
Office furniture and equipment                 $ 1,244,733    $ 885,171
Leasehold improvements                             734,035      373,052
Vehicles                                           128,797      128,797
                                                 2,107,565    1,387,020
Less accumulated depreciation and amortization     346,977      700,137
                                               $ 1,760,588    $ 686,883


Securities Sold, but not yet Purchased

Securities sold but not yet purchased represent obligations of the Company to deliver the specified securities at some point in the future, thereby creating a liability to purchase these securities at prevailing market prices in effect at that time. Approximately ninety-nine percent of securities sold, but not yet purchased consist of over-the-counter stocks.

There is a market risk associated with these securities if the security price increases and the securities have to be purchased at a higher price to cover the positions. There is no margin requirement for these transactions. The Company seeks to control the risks associated with these positions by closely monitoring the market fluctuations of the prices for these securities.

Payable to Trading Representatives

Payable to trading representatives represents commissions earned by market makers and retail representatives. Market makers are required to maintain a balance with the Company equivalent to approximately twenty-five percent of their net trading positions. The remaining balance of commissions is available for immediate withdrawal.

Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses consist of:

                                                        January 31,
                                                       1997        1996
Accrued salaries, taxes and fringe benefits     $    116,145   $   47,203
Other accrued liabilities                          1,478,302      339,206
                                                $  1,594,447   $  386,409


4. RELATED PARTY TRANSACTIONS

Transactions with related parties are summarized as follows:

                                                  Year ended January 31,
                                                     1997        1996
Maintenance charges paid on space owned by
the principal shareholder
(included in rent expense)                          17,977     11,687
Rent for space which is leased in the name
of the principal shareholder                        31,310     28,348


5. INCOME TAXES

The provision for income taxes is as follows:

                                            Year ended January 31,
                                             1997        1996
Current tax expense(benefit)
Federal                                 $ 1,120,057 $  394,254
State                                       325,808     70,435
                                        $ 1,445,865 $  464,689



A reconciliation from the statutory federal income tax rate to the effective tax rate is as follows:

                                      Year ended January 31,
                                        1997        1996
U.S. statutory rate                     34.0%       34.0%
State taxes, net of federal benefit      6.6         5.6
Other                                    3.7         1.2
                                        44.3%       40.8%

6. COMMITMENTS

Lease Commitments

The Company leases office space, under two lease agreements, which are in the name of MHM Leasing Co., Inc. (a company which is owned by the principal shareholder) that expire on April 30, 1997.

The Company signed a 15 year lease for new office space, effective August 1, 1996, and added additional space effective March 15, 1997. In addition, the Company also pays rent for additional space under agreements with the principal shareholder.

Minimum annual rental and lease commitments for all office space with a remaining term of one year or more at January 31, 1997 are as follows:

Year ending January 31,
1998                                    $720,633
1999                                     793,040
2000                                     793,040
2001                                     793,040
2002                                     824,725
Remainder through July 31, 2011        8,320,475
   Net minimum lease payments       $ 12,244,953
Rent expense for the years ended January 31, 1997 and 1996 was $429,459 and $240,659 respectively.

Employment Agreements

The Company has employment agreements with Martin H. Meyerson, Chairman and Chief Executive Officer, and Michael Silvestri, President and Chief Operations Officer. The agreements provide for base annual compensation of $600,000 and $200,000 respectively. The agreements are each for a three (3) year period from October, 1993 and will renew automatically for succeeding periods of one year unless sooner terminated. In the event the Company terminates, without cause, the employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation.

7. NET CAPITAL REQUIREMENT

As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Act of 1934. The basic concept of the rule of liquidity is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

The Company's aggregate indebtedness and net capital were $ 6,265,987 and $ 6,908,273 on January 31, 1997 and $ 4,454,631 and $ 9,060,921 on January 31,
1996 respectively, with ratios of .91 and .49 to 1.00.

8. STOCK OPTIONS AND WARRANTS

The Company established an employee stock option plan administered by the Board of Directors. Under the plan, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 1,500,000 shares of Common stock. As of January 31, 1997, 1,178,000 options have been granted under this plan, 1,075,500 of which became exercisable as of January 31, 1997 and the balance will become exercisable at varying times through January, 1999. The outstanding options have exercise prices of $1.00 to $3.50 per share. 10,000 options were exercised on May 8, 1996 at $1.00.

The Underwriter was granted an option to purchase 200,000 Units at $6.60 per Unit in connection with the Company's initial public offering. Each Unit consists of one share of the Company's Common Stock and one Redeemable Common Stock Purchase Warrant exercisable at $4.50. The options are exercisable during a three year period commencing January 18, 1996.

In connection with the initial public offering, the Company issued 2,300,000 Redeemable Common Stock Purchase Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $4.50. The Warrants are exercisable any time through January 17, 1999 unless redeemed by the Company. The Warrants are redeemable by the Company, upon 30 days prior written notice, provided the closing bid price for the Company's Common Stock exceeds $9.60 per share for ten consecutive business days ending within five days of the redemption period.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

               None.



                             PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The executive officers, directors and key employees of the Company are as follows:

Name                Age    Position with Company
Martin H. Meyerson    66     Chairman, Chief Executive Officer, Chief
                             Financial Officer and Director
Michael Silvestri     49     President, Chief Operating Officer and
                             Director
Kenneth J. Koock      54     Vice Chairman and Director
Linda Antosiewicz     45     Senior Vice President, Director of
                             Compliance, and Director
Jeffrey E. Meyerson   31     Vice President, Foreign Trading, and
                             Director(1)
Joelle A. Meyerson    58     Treasurer and Director(2)
Eugene M. Whitehouse  38     Vice President, Controller, and Director
Bertram Siegel, Esq.  59     Director
Martin Leventhal, CPA 60     Director
Alfred T. Duncan      53     Director

(1) Jeffrey E. Meyerson is the son of Martin H. Meyerson
(2) Joelle A. Meyerson is the spouse of Martin H. Meyerson

Biographical Information

Martin H. Meyerson, Chairman, Chief Executive Officer and Chief Financial
Officer

               Martin H. Meyerson is the Chairman, Chief Executive Officer, Chief Financial Officer and a director of the Company and was its President until 1984. Mr. Meyerson was also the President and a director of Bio Recovery Technology, Inc., a research and development company involved in microbiological and pollution control products, from 1984 through 1986. He was also the chairman of the board of Bio Metallics, Inc., also involved in pollution control products, from 1987 through 1990. Mr. Meyerson graduated from Packard College in 1952, majoring in Business Administration.

Michael Silvestri, President, Chief Operating Officer and Director

               Michael Silvestri joined the Company in 1978 as Manager and Cashier and has been President and Chief Operating Officer of the Company since 1984. He has been actively involved in the securities business for twenty-five (25) years. His previous experience at Fahnstock & Company enabled him to expand his operational expertise in all trading areas. He has established new compliance and accounting procedures for the Company. Mr. Silvestri received a sociology and business degree from Brooklyn College in 1974. Mr. Silvestri became a Director in 1993.

Kenneth J. Koock, Vice Chairman and Director

               Kenneth Koock has been with the Company since 1977.  In
1993, Mr. Koock became a Director of the Company. Mr. Koock received his B.A. degree from Duke University in 1963 and a law degree in 1966 from St. John's University. He was president of Bio Metallics, Inc. from 1987 through 1990 and is a member of the New York State Bar Association.

Linda Antosiewicz, Senior Vice President, Director of Compliance, and Director

               Ms. Antosiewicz joined the Company as Office Manager in
1983. She became the cashier and a Vice President in 1984. Ms. Antosiewicz became a director of the Company in 1993, and the firm's Senior Vice President and Director of Compliance in 1995. She was previously employed by Merrill Lynch, Pierce, Fenner & Smith for eleven (11) years in its operations department and as a training specialist in the agency clearing department.

Jeffrey E. Meyerson, Vice President, Foreign Trading and Director

               Jeffrey E. Meyerson has been with the Company since 1987. He became Vice President of the Foreign Trading Department in 1989. He received an Economics/Management degree from Ithaca College in 1987. Mr. Meyerson became a Director of the Company in 1993.

Joelle A. Meyerson, Treasurer and Director

               Joelle A. Meyerson actively joined the Company in 1979 as a Financial Principal and became a Director in 1994. She received a B.A. degree in Economics from Brooklyn College in 1960, and a Masters degree in Economics from Brooklyn College in 1962.

Eugene M. Whitehouse, Vice President, Controller, and Director

               Eugene M. Whitehouse has been associated with the firm since 1983, became a Vice President and the Company's Controller in 1994, and became a Director in 1996. He received a B.B.A. degree from Pace University in 1982, and an M.B.A. from St. Peter's College with a concentration in MIS in 1994, and a concentration in International Business in 1997.

Bertram Siegel, Esq., Director

               Bertram Siegel became a Director of the Company in 1994.
Mr. Siegel is a partner in the law firm of Siegel and Siegel, and was a member of the Board of Directors of Bio Metallics, Inc., from 1987 through 1990. He is a member of the New Jersey and Bergen County Bar Associations, and received his Juris Doctor degree from Rutgers, the State University of New Jersey in 1963.

Martin Leventhal, CPA, Director

               Martin Leventhal graduated from Brooklyn College in 1958 and became a Certified Public Accountant in 1963. With the exception of time spent in military service, he has been actively involved in public accounting since his graduation. In 1971, he founded the firm now known as Martin Leventhal & Company, a CPA firm with approximately 25 employees. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, for which he served on numerous committees. He has also held a principal's license in the securities industry.

Alfred T. Duncan, Director

               Alfred T. Duncan has been an independent management consultant since 1992, specializing in financial management for small growth firms. Prior to 1992, he held numerous senior positions with Commodore International, Ltd. including General Manager of Latin America and Eastern Europe (1990-1991) and General Manager of U. S. operations (1987-1990). He was President and Chief Executive Officer of Victor Technologies (1986-1987) and has held financial management positions with A. M. International, Abbott Laboratories, First National Bank of Chicago, and Ford Motor Company. He received an M.B.A. degree from Harvard University in 1972 and a B.S.C.E. degree from Duke University in 1965.

ITEM 10.       EXECUTIVE COMPENSATION

               The following table sets forth the aggregate cash compensation paid by the Company for services rendered in all capacities with respect to salary earned during the fiscal year ended January 31, 1997 to the executive officers whose compensation exceeded $100,000 and to all executive officers as a group.

Name of Individual                                          Total
or Number of        Fiscal                                   Cash
Persons in Group    Year         Salary       Bonus(4)   Compensation(1)

Martin H. Meyerson, Chairman(5)
                     1997     $   600,000   $  200,000       $   800,000
                     1996         600,000            0           600,000
                     1995         600,000            0           600,000

Kenneth J. Koock, Vice Chairman(2)(5)
                     1997       1,448,800            0         1,448,800
                     1996       1,049,800            0         1,049,800
                     1995       1,299,800            0         1,299,800

Michael Silvestri, President and Chief
       Operating Officer(3)(5)
                     1997         270,111      100,000           370,111
                     1996         200,000      119,248           319,248
                     1995         150,000       95,050           245,050

All Executive Officers as a group (3 persons)
                     1997       2,318,911      300,000         2,618,911
                     1996       1,849,800      119,248         1,969,048
                     1995       2,049,800       95,050         2,144,850

(1) Does not include personal benefits which do not exceed 10% of the cash compensation for all executive officers as a group.
(2) Mr. Koock does not receive a base salary. His compensation is based on commissions earned.
(3) Mr. Silvestri earns compensation based on commissions earned in addition to his contracted salary and incentive amounts.
(4) Martin H. Meyerson received a grant of an option for 200,000 shares from the employee stock option plan in lieu of a cash bonus in fiscal 1995 and 1996.
(5) Mr. Meyerson, Mr. Koock, and Mr. Silvestri each received grants of an option for 5,000 shares during fiscal 1997 for serving as
                              members of the Company's Board of Directors.

DIRECTOR COMPENSATION

               As of January 31, 1997, no director was given cash compensation for their services as directors. Outside directors are given $300.00 as reimbursement for travel expenses. Outside directors have received grants under the stock option plan as an incentive to become directors of the Company, and all directors receive a grant of 5,000 options per year for their service as directors.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security ownership of certain beneficial owners known to the issuer to be the beneficial owner of more than five percent of any class of the issuer's voting securities, as of April 17, 1997.

Title of       Name and Address         Amount and  Percent of  Total
Class          of Beneficial            Nature of   Class       Options
               Owner                    Beneficial              Granted
                                        Owner
Common         Martin H. Meyerson
               c/o M. H. Meyerson & Co., Inc.
               525 Washington Blvd.
               Jersey City, NJ 07310     2,238,190  44.494%       415,000

Common         Kenneth J. Koock
               c/o M. H. Meyerson & Co., Inc.
               525 Washington Blvd.
               Jersey City, NJ 07310       304,625   6.056%        10,000
Common         The Meyerson Family as a Group(1)
                                         2,397,815  47.667%       445,000

(1) The Meyerson Family as a group includes Martin H. Meyerson, Joelle A.
               Meyerson, Jeffrey E. Meyerson, Jill E. Meyerson and Douglas
               J. Meyerson




(b) Security ownership of management, as of April 17, 1997.

Title of  Name and Address         Amount and          Percent Total
Class     of Beneficial            Nature of of Class  Options
          Owner                    Beneficial                  Granted
                                   Owner

Common    Martin H. Meyerson
          c/o M. H. Meyerson & Co., Inc. 2,238,190     44.494% 415,000
Common    Michael Silvestri
          c/o M. H. Meyerson & Co., Inc.    77,135      1.533%  15,000
Common    Kenneth J. Koock
          c/o M. H. Meyerson & Co., Inc.   304,625      6.056% 265,000
Common    Linda Antosiewicz
          c/o M. H. Meyerson & Co., Inc.     9,625      0.191%  15,000
Common    Jeffrey E. Meyerson
          c/o M. H. Meyerson & Co., Inc.    34,625      0.688%  15,000
Common    Joelle A. Meyerson
          c/o M. H. Meyerson & Co., Inc.   100,000      1.988%  15,000
Common    Eugene M. Whitehouse
          c/o M. H. Meyerson & Co., Inc.    30,000      0.596%   5,000
Common    Bertram Siegel, Esq.
          c/o M. H. Meyerson & Co., Inc.         0      0.000%  65,000
Common    Martin Leventhal, CPA
          c/o M. H. Meyerson & Co., Inc.         0      0.000%  65,000
Common    Alfred T. Duncan
          c/o M. H. Meyerson & Co., Inc.         0      0.000%  10,000
Common    All Officers and Directors as
          a group (10 people)            2,794,200     55.547% 885,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding relationships and related transactions is disclosed in the notes to financial statements included in Item 7 of this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                  Exhibits:

                     Index of Exhibits as required by Item 601 of Regulations S-B.

Exhibit Number       Description of Exhibit
3.1                  Articles of Incorporation         (1)
3.2                  Bylaws                            (1)
4.1                  Common Stock Specimen             (1)
4.2                  Warrant Specimen                  (1)
4.3                  Unit Specimen                     (1)
4.4                  Warrant Agreement                 (1)
10.1                 Employment Agreement between
                     the Company and Martin H. Meyerson(1)
10.2                 Employment Agreement between
                     the Company and Michael Silvestri (1)
11                   Calculation of Earnings Per Share
                     of the Company                     pg. 28

(1) Incorporated herein by reference from the Registration Statement number 33-70566 filed by the Company on Form SB-2


(b)       Reports on Form 8-K:

          A report on Form 8-K, dated December 4, 1996,was filed reporting the resignation of Howard Blank from the Board of Directors.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          M. H. MEYERSON & CO., INC.
                                          (Registrant)

                                          /s/ Michael Silvestri
                                          Michael Silvestri
                                          President and Chief Operating Officer

                                          Date:      April 24, 1997

                        POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin H. Meyerson and Michael Silvestri, or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange commission, hereby ratifying and confirming that all said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.



Signature               Title                                   Date


                         Chairman, Chief Executive
                         Officer, Chief Financial
 /s/ Martin H. Meyerson  Officer and Director             April 24, 1997
Martin H. Meyerson
                         President, Chief Operating
 /s/ Michael Silvestri   Officer and Director             April 24, 1997
Michael Silvestri

 /s/ Kenneth J. Koock    Vice Chairman and Director       April 24, 1997
Kenneth J. Koock

                         Senior Vice President, Director of
 /s/ Linda Antosiewicz   Compliance and Director          April 24, 1997
Linda Antosiewicz

                         Vice President, Foreign Trading,
 /s/ Jeffrey E. Meyerson and Director                     April 24, 1997
Jeffrey E. Meyerson


 /s/ Joelle A. Meyerson  Treasurer and Director           April 24, 1997
Joelle A. Meyerson


 /s/Eugene M. Whitehouse Vice President, Controller,      April 24, 1997
Eugene M. Whitehouse     and Director


 /s/ Bertram Siegel       Director                        April 24, 1997
Bertram Siegel, Esq.


 /s/ Martin Leventhal     Director                        April 24, 1997
Martin Leventhal, CPA


 /s/ Alfred T. Duncan     Director                        April 24, 1997
Alfred T. Duncan