Form 10QSB
period 1997-04-30
MEYERSON M H & CO INC /NJ/
filed 1997-06-03
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB



     [ X ]          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended April 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,030,335

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Balance sheets, April 30, 1997 and 1996 . . . . . . .1

          Statements of operations, three
               months ended April 30, 1997 and 1996 . . . . . .2

          Statement of changes in stockholders' equity
               three months ended April 30, 1997 . . . . . . . .3

          Statement of cash flows, three months ended
               April 30, 1997 and 1996  . . . . . . . . . . . .4

          Notes to financial statements . . . . . . . . . . . . .5

     Item 2.        Management's Discussion and Analysis  . . . .6

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K  . . . . . .8

                    M. H. Meyerson & Co., Inc.

                         Balance Sheets
                           (Unaudited)

                                        April 30,     April 30,
                                          1997           1996
CURRENT ASSETS
Due from clearing brokers - available
     for immediate withdrawal           $ 2,717,729   $ 13,650,018
Cash at banks and on hand                 1,115,084        983,900
Securities-trading-long at market        13,254,213      8,494,572
Other current assets                      2,459,846        552,047
     TOTAL CURRENT ASSETS                19,546,872     23,860,627

Investments                                 674,614        494,759
Fixed Assets net of accumulated
     depreciation                         1,831,302        582,737
     TOTAL ASSETS                      $ 22,053,788   $ 24,758,123

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Securities-trading-short at market     $  3,540,863   $  6,274,081
Payable to clearing brokers                 387,500              0
Sales commission payable                  3,223,642      4,821,916
Other liabilities and accrued items       1,794,602        965,518
     TOTAL CURRENT LIABILITIES            8,946,607     12,061,515

STOCKHOLDERS' EQUITY
Common stock                                 50,303         49,833
Additional paid-in-capital                7,790,427      7,743,897
Loans to officers for purchase of
     Company Stock                                0        (47,500)
Retained earnings                         5,266,451      4,950,378
     TOTAL STOCKHOLDERS' EQUITY          13,107,181     12,696,608
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY         $ 22,053,788   $ 24,758,123






                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
                    Three Months Ended April 30,
                           (Unaudited)

                                   1997           1996
REVENUE
 Trading profit                $ 3,314,576  $  8,777,143
 Commission                        657,951       567,597
 Underwriting                      159,900     1,071,420
 Interest and other                 38,671       (41,386)
  TOTAL REVENUE                  4,171,098    10,374,774

EXPENSES
 Clearing charges                1,435,348     1,373,213
 Salesmens' draw &
   commissions                     438,324     3,928,485
 Other personnel costs           1,441,669     1,653,665
 Rent and office                 1,072,172     1,061,661
 Legal & Professional              195,513       221,093
 Interest Expense                        0             0
 Other Expenses                    998,686     1,048,492
  TOTAL EXPENSES                 5,581,722     9,286,609

Income before taxes             (1,410,624)    1,088,165
Income taxes                      (538,205)      456,695
Net income                      $ (872,419)  $   631,470

Earnings/common share             $ (0.17)   $     0.12

Weighted average number
 of shares                       5,008,324     5,289,935



                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
                 Three Months ended April 30, 1997




                            COMMON
                             STOCK      ADDITIONAL
                           $0.01 PAR     PAID-IN    RETAINED
                             VALUE       CAPITAL    EARNINGS

SHAREHOLDERS' EQUITY
FEBRUARY 1, 1997            $49,933    $7,753,797   $6,138,870
Net income for period                                 (872,419)
Options exercised               370        36,630
SHAREHOLDERS' EQUITY
  APRIL 30, 1997            $50,303    $7,790,427   $5,266,451




                See notes to financial statements


                    M. H. Meyerson & Co., Inc.

                     Statement of Cash Flows
                           (Unaudited)
                   Three Months ended April 30,

                                               1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  (872,419)   $ 631,470
Adjustments to reconcile net income to net
  cash provided by(used in) operating activites
     Depreciation                                 90,998      144,087
Changes in assets and liabilities
  (Increase)decrease in:
     Receivable from clearing brokers            302,218   (5,317,432)
     Securities owned                            281,831      273,253
     Other current assets                       (957,510)    (108,174)
  Increase(decrease) in:
     Securities sold, but not yet purchased       47,150    3,403,864
     Payable to clearing brokers                 387,500            0
     Sales commission payable                 (1,447,897)   1,225,563
     Other liabilities and accrued items         200,154       77,241
     Net cash provided by (used in)
       operating activities                   (1,967,975)     359,872

CASH FLOWS FROM INVESTING ACTIVITIES
     Investments                               1,023,470     (164,538)
     Fixed assets                               (161,712)     (39,941)
     Net cash provided by (used in)
       investing activities                      861,758     (204,479)

CASH FLOWS FROM FINANCING ACTIVITIES
     Options exercised                            37,000            0
     Loans to officers repayment                       0       10,000
     Net cash provided by (used in)
       financing activities                       37,000       10,000

NET INCREASE(DECREASE) IN CASH                (1,069,217)     165,393
Cash, beginning of period                      2,184,301      818,597
Cash, end of period                          $ 1,115,084  $   983,990

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                        $        0  $   677,300
     Interest paid                            $        0  $         0


                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

The statements of financial conditions as of April 30, 1997 and 1996, the statements of operations for the three months ended April 30, 1997 and 1996, the statement of changes in stockholders' equity for the three month period ended April 30, 1997, and the statement of cash flows for the three months ended April 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at April 30, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1997 Annual Report to Shareholders. The results of the periods ended April 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of Operations:

                                            PERCENT OF TOTAL REVENUES
                                             Quarter Ended April 30,
                                             1997              1996

Net gain on securities transactions . . . .  79.5              84.6
Commissions . . . . . . . . . . . . . . . .  15.8               5.5
Underwriting. . . . . . . . . . . . . . . .   3.8              10.3
Interest and other. . . . . . . . . . . . .   0.9              (0.4)
     TOTAL  . . . . . . . . . . . . . . . . 100.0             100.0

Clearing charges. . . . . . . . . . . . . .  34.4              13.2
Compensation and benefits . . . . . . . . .  45.1              53.8
Rent and office . . . . . . . . . . . . . .  25.7              10.2
Professional fees . . . . . . . . . . . . .   4.7               2.1
Interest and other operating expenses . . .  23.9              10.2
     TOTAL EXPENSES . . . . . . . . . . . . 133.8              89.5
     INCOME(LOSS) BEFORE INCOME TAXES . . . (33.8)             10.5
     PROVISION FOR TAX EXPENSE(BENEFIT) . . (12.9)              4.4
     NET INCOME(LOSS) . . . . . . . . . . . (20.9)              6.1


Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended April 30, 1997 compared with Quarter Ended April 30, 1996

     Total revenues for the quarter ended April 30, 1997 were $4,171,098, a 59.8% decrease from the $10,374,774 reported for the quarter ended April 30, 1996. This decrease is attributable mainly to a decrease in trading volume and profitablility, mainly due to unstable and volatile markets, and a decrease in underwriting activity. Retail services revenue was up, increasing 15.9% from $567,597 to 657,951.

Clearing charges increased from $1,373,213 to $1,435,348, a change of 4.5%.

Compensation and benefits decreased from $5,582,150 to $1,879,993, representing a decrease of 66.3%. This corresponds to the decrease in revenue.

Legal and professional fees decreased from $212,093 to $195,513, a change of 11.6%, due mainly to last year's expenses related to our move into our new facilities.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 84% and 93% of total assets at April 30, 1997 and April 30, 1996 respectively.

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

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11             Calculation of Earnings per
                              Share of the Company              pg. 9


     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1997.



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date:  Jun. 3, 1997      By: /s/ Michael Silvestri


                                        Michael Silvestri
                                        President and Chief
                                        Operating Officer




               Date:  Jun. 3, 1997      By: /s/ Eugene M. Whitehouse


                                        Eugene M. Whitehouse
                                        Vice President and
                                        Controller