Form 10QSB
period 1997-07-31
MEYERSON M H & CO INC /NJ/
filed 1997-08-26
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB



     [ X ]          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1997

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


                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes  X   No.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,035,335

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Statements of financial condition, July 31, 1997 and 1996. . . 1

          Statements of operations, three and six months ended
               July 31, 1997 and 1996. . . . . . . . . . . . . . . . . . 2

          Statement of changes in stockholders' equity
               six months ended July 31, 1997. . . . . . . . . . . . . . 3

          Statement of cash flows, six months ended
               July 31, 1997 and 1996. . . . . . . . . . . . . . . . . . 4

          Notes to financial statements. . . . . . . . . . . . . . . . . 5

     Item 2.        Management's Discussion and Analysis . . . . . . . . 6

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . 8

                    M. H. Meyerson & Co., Inc.

                 Statement of Financial Condition
                           (Unaudited)

                                                July 31,       July 31,
                                                1997           1996
CURRENT ASSETS
     Due from clearing brokers -
       available for immediate withdrawal       $ 5,248,592     $ 13,535,074
     Cash at banks and on hand                      733,030          977,883
     Securities - trading - long at market       11,660,471       10,382,231
     Other current assets                         1,192,815          282,780
                                                 18,834,908       25,177,968

Investments                                         810,253          524,855
Fixed assets net of accumulated depreciation      1,658,092        1,270,681
                                               $ 21,303,253     $ 26,973,504

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Securities - trading - short at market    $  3,781,963     $  5,551,899
     Sales commission payable                     2,964,764        4,948,291
     Other liabilities and accrued items          1,808,504        2,440,593
                                                  8,555,231       12,940,783

STOCKHOLDERS' EQUITY
     Common stock                                    50,353           49,933
     Additional paid-in capital                   7,795,377        7,753,797
     Loans to officers for purchase of Company
                  Stock                                   0          (30,000)
     Retained earnings                            4,902,292        6,258,991
                                                 12,748,022       14,032,721
                                               $ 21,303,253     $ 26,973,504

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
               Three and Six Months Ended July 31,
                           (Unaudited)


                              Three months ended            Six months ended
                                    July 31,                    July 31,
                               1997        1996           1997      1996
REVENUE
     Trading profit        $4,977,444  $13,572,092    $8,292,020   $22,349,235
     Commission               543,308      643,654     1,201,259     1,211,250
     Underwriting           1,634,810    1,024,879     1,794,710     2,096,299
     Interest and other       113,913      115,453       152,584        74,068
                            7,269,475   15,356,078    11,440,573    25,730,852
EXPENSES
     Clearing charges       1,313,359    2,278,967     2,748,707     3,652,180
     Salesmens' draw &
        commissions         2,897,438    5,839,445     3,335,762     9,767,930
     Other personnel costs  1,163,052    2,205,284     2,602,722     3,858,950
     Rent and office        1,163,098    1,201,778     2,235,280     2,263,439
     Legal and professional   243,993      330,951       439,505       552,044
     Interest expense               0            0             0             0
     Other expenses         1,043,448    1,263,984     2,044,135     2,312,474
                            7,824,388   13,120,409    13,406,111    22,407,017
Income(loss) before
       income taxes          (554,913)   2,235,669    (1,965,538)    3,323,835
Income taxes                 (190,754)     927,056      (728,959)    1,383,751
Net income(loss)            $(364,159)  $1,308,613   $(1,236,579)   $1,940,084

Earnings(loss) per
      common share             $(0.07)       $0.24        $(0.25)        $0.36
Weighted average number
      of shares             5,034,139    5,396,454     5,021,445     5,391,885

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
                  Six Months ended July 31, 1997

                                        Common Stock
                                        Stock $0.01    Additional      Retained
                                        Par Value    Paid-in-capital   Earnings

Shareholders' Equity, February 1, 1997   $  49,933   $ 7,753,797    $ 6,138,871
Net income(loss) for period                                          (1,236,579)
Exercise of employee stock option              420        41,580
Shareholders' Equity, July 31, 1997      $  50,353   $ 7,795,377    $ 4,902,292


                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                     Statement of Cash Flows
                           (Unaudited)
                    Six Months ended July 31,



                                                       1997             1996


CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                $(1,236,579)       $1,940,084
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
        Depreciation                                180,334           302,017
        Change in assets and liabilities
                (Increase) decrease in:
                Receivable from clearing brokers (2,228,645)       (5,202,488)
                Securities owned                  1,875,573        (1,614,406)
                Other current assets                309,521           (25,760)
                Increase (decrease) in:
                Securities sold but not
                        yet purchased               288,250         2,681,683
                Sales commission payable         (1,706,775)        1,381,938
                Other liabilities and accrued       214,056         1,552,314
        Net cash provided by (used in)
                operating activities             (2,304,265)        1,015,382

CASH FLOWS FROM INVESTING ACTIVITIES
        Investments                                 888,832            (7,781)
        Fixed assets                                (77,838)         (885,815)
        Net cash provided by (used in)
                investing activities                810,994          (893,596)

CASH FLOWS FROM FINANCING ACTIVITIES
        Exercise of Employee Stock Option            42,000            10,000
        Repayments of loans to officers                   0            27,500
        Net cash provided by (used in)
                financing activities                 42,000            37,500
NET INCREASE (DECREASE) IN CASH                  (1,451,271)          159,286
CASH, BEGINNING OF PERIOD                         2,184,301           818,597
CASH, END OF PERIOD                                $733,030          $977,883

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                        $0          $677,300
Interest paid                                            $0                $0

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

         The statements of financial condition as of July 31, 1997 and 1996, the statements of operations for the three months and six months ended July 31, 1997 and 1996, the statement of changes in stockholders' equity for the six month period ended July 31, 1997, and the statement of cash flows for the six months ended July 31, 1997 and 1996 have been prepared by the Company without audit.
In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 1997 and 1996 have been made.

          The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and six months ended July 31, 1997 and 1996 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1997 Annual Report to Shareholders. The results of the periods ended July 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:




                    Percent of Total Revenues
                    Six Months Ended July 31,
                                             1997                 1996


Net gain on securities transactions           72.5                86.9
Commissions                                   10.5                 4.7
Underwriting                                  15.7                 8.1
Interest and other                             1.3                 0.3
                                             100.0               100.0

Clearing charges                              24.0                14.2
Compensation and benefits                     51.9                53.0
Rent and office                               19.5                 8.8
Professional fees                              3.8                 2.1
Interest and other operating expenses         18.0                 9.0
Total expenses                               117.2                87.1
Income(loss) before income taxes             (17.2)               12.9
Provision for income taxes                    (6.4)                5.4
Net Income(loss)                             (10.8)                7.5


Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended July 31, 1997 compared with Quarter Ended July 31, 1996
     Total revenues for the quarter ended July 31, 1997 were $7,269,475, a 52.7% decrease from the $15,356,078 reported for the quarter ended July 31, 1996. This decrease is attributable mainly to decreased trading volume and profitability, due to unstable and volatile markets. Retail services revenue was down, decreasing 15.6% from $643,654 to $543,308.

    Clearing charges decreased from $2,278,967 to $1,313,359, a change of 42.4% This is attributable to the decrease in the Company's trading volume.

     Compensation and benefits decreased from $8,044,729 to $4,060,490, representing a decrease of 49.5%. This was also the result of the decreased trading volume during the second quarter of fiscal 1997, which decreases those costs based on percentages of profits in trading accounts.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 83% and 92% of total assets at July 31, 1997 and July 31, 1996 respectively.

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

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11        Calculation of Earnings per Share of
                         the Company                         pg. 9


     (b)  Reports on Form 8-K:

          The Company filed a report on Form 8-K during the second quarter of fiscal year 1998, announcing the resignation of Linda Antosiewicz from the Company's Board of Directors.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date:                         By:

             August 26, 1997             /s/ Michael Silvestri
                                         Michael Silvestri
                                         President and Chief Operating Officer




               Date:                         By:

             August 26, 1997             /s/ Eugene M. Whitehouse
                                         Eugene M. Whitehouse
                                         Vice President and Controller