Form 10QSB
period 1997-10-31
MEYERSON M H & CO INC /NJ/
filed 1997-12-08
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-QSB



     [ X ]          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,042,835

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Statements of financial condition, October 31, 1997 and 1996 . 1

          Statements of operations, three and nine months ended
               October 31, 1997 and 1996 . . . . . . . . . . . . . . . . 2

          Statement of changes in stockholders' equity
               nine months ended October 31, 1997. . . . . . . . . . . . 3

          Statement of cash flows, nine months ended
               October 31, 1997 and 1996 . . . . . . . . . . . . . . . . 4

          Notes to financial statements. . . . . . . . . . . . . . . . . 5

     Item 2.        Management's Discussion and Analysis . . . . . . . . 6

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . 8

                    M. H. Meyerson & Co., Inc.

                 Statement of Financial Condition
                           (Unaudited)


                                                October 31,    October 31,
                                                   1997           1996
CURRENT ASSETS
     Due from clearing brokers -
       available for immediate withdrawal       $ 7,394,028     $  9,482,864
     Cash at banks and on hand                    1,484,846        2,320,763
     Securities - trading - long at market       14,571,843       10,458,248
     Other current assets                         1,058,412        1,575,936
                                                 24,509,129       23,837,811

Investments                                       1,090,421          804,804
Fixed assets net of accumulated depreciation      1,727,071        1,786,450
                                               $ 27,326,621     $ 26,429,065

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Securities - trading - short at market    $  4,797,808     $  5,747,266
     Sales commission payable                     5,090,358        4,320,829
     Other liabilities and accrued items          2,287,184        1,791,121
                                                 12,175,350       11,859,216

SUBORDINATED LIABILITY                            2,000,000                0

STOCKHOLDERS' EQUITY
     Common stock                                    50,428           49,933
     Additional paid-in capital                   7,802,802        7,753,797
     Retained earnings                            5,298,041        6,766,119
                                                 13,151,271       14,569,849
                                               $ 27,326,621     $ 26,429,065

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
               Three and Nine Months Ended October 31,
                           (Unaudited)


                              Three months ended            Nine months ended
                                 October 31,                   October 31,
                               1997        1996           1997      1996
REVENUE
     Trading profit        $9,241,365  $ 5,676,574   $17,533,385   $28,025,809
     Commission               442,692      490,487     1,643,952     1,701,738
     Underwriting             723,975    2,323,056     2,518,685     4,419,355
     Interest and other       548,868      292,520       701,451       366,587
                           10,956,900    8,782,637    22,397,473    34,513,489
EXPENSES
     Clearing charges       1,913,505    1,182,951     4,662,212     4,835,131
     Salesmens' draw &
        commissions         4,254,299    2,057,001     7,590,061    11,824,931
     Other personnel costs  1,479,641    1,798,792     4,084,362     5,657,741
     Rent and office        1,363,973    1,356,297     3,599,253     3,619,736
     Legal and professional   227,222      538,231       666,727     1,090,275
     Interest expense          40,000            0        40,000             0
     Other expenses           986,632      953,923     3,028,767     3,266,399
                           10,265,272    7,887,195    23,671,382    30,294,213
Income(loss) before
       income taxes           691,628      895,442    (1,273,909)    4,219,276
Income taxes                  295,880      388,313      (433,079)    1,772,064
Net income(loss)            $ 395,748   $  507,129   $  (840,830)   $2,447,212

Earnings(loss) per
      common share             $ 0.07        $0.09        $(0.17)        $0.45
Weighted average number
      of shares*            6,718,008    5,407,566     5,028,297     5,404,026

*Fully diluted average shares is computed giving effect to the potential exercise of the Company's exercisable outstanding options and warrants, using the modified treasury stock method, except where such calculation would be anti-dilutive.


                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
                  Nine Months ended October 31, 1997

                                        Common Stock
                                        Stock $0.01    Additional      Retained
                                        Par Value    Paid-in-capital   Earnings

Shareholders' Equity, February 1, 1997  $  49,933   $ 7,753,797   $ 6,138,871
Net income(loss) for period                                             (840,830)
Exercise of employee stock option             495        49,005
Shareholders' Equity, October 31, 1997  $  50,428   $ 7,802,802    $5,298,041


                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                     Statement of Cash Flows
                           (Unaudited)
                   Nine Months ended October 31,

                                                       1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                 $( 840,830)       $2,447,212
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
        Depreciation                                273,138           398,470
        Change in assets and liabilities
                (Increase) decrease in:
                Receivable from clearing brokers (4,374,081)       (1,150,278)
                Securities owned                 (1,035,799)       (1,690,423)
                Other current assets                443,924        (1,132,063)
                Increase (decrease) in:
                Securities sold but not
                        yet purchased             1,304,095         2,877,049
                Sales commission payable            418,819           754,476
                Other liabilities and accrued       692,737           902,843
        Net cash provided by (used in)
                operating activities             (3,117,997)        3,407,286

CASH FLOWS FROM INVESTING ACTIVITIES
        Investments                                 608,663          (474,583)
        Fixed assets                               (239,621)       (1,498,037)
        Net cash provided by (used in)
                investing activities                369,042        (1,972,620)

CASH FLOWS FROM FINANCING ACTIVITIES
        Exercise of Employee Stock Option            49,500            10,000
        Repayments of loans to officers                   0            57,500
        Subordinated Loan                         2,000,000                 0
        Net cash provided by (used in)
                financing activities              2,049,500            67,500
NET INCREASE (DECREASE) IN CASH                   ( 699,455)        1,502,166
CASH, BEGINNING OF PERIOD                         2,184,301           818,597
CASH, END OF PERIOD                              $1,484,846        $2,320,763

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                        $0          $910,000
Interest paid                                       $13,333                $0

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

          The statements of financial condition as of October 31, 1997 and 1996, the statements of operations for the three months and nine months ended October 31, 1997 and 1996, the statement of changes in stockholders' equity for the nine month period ended October 31, 1997, and the statement of cash flows for the nine months ended October 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 1997 and 1996 have been made.

          The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and nine months ended October 31, 1997 and 1996 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1997 Annual Report to Shareholders. The results of the periods ended October 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:




                                             Percent of Total Revenues
                                           Nine Months Ended October 31,
                                             1997                 1996


Net gain on securities transactions           78.3                81.2
Commissions                                    7.3                 4.9
Underwriting                                  11.3                12.8
Interest and other                             3.1                 1.1
                                             100.0               100.0

Clearing charges                              20.8                14.0
Compensation and benefits                     52.1                50.7
Rent and office                               16.1                10.5
Professional fees                              3.0                 3.1
Interest and other operating expenses         13.7                 9.5
Total expenses                               105.7                87.8
Income(loss) before income taxes              (5.7)               12.2
Provision for income taxes                    (1.9)                5.1
Net Income(loss)                              (3.8)                7.1


Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended October 31, 1997 compared with Quarter Ended October 31, 1996
     Total revenues for the quarter ended October 31, 1997 were $10,956,900, a 24.8% increase from the $8,782,637 reported for the quarter ended October 31, 1996. This increase is attributable mainly to an increase in trading volume, partially offset by a decrease of 68.8%, or $1,599,091 in underwriting revenue. Retail services revenue was down, decreasing 9.7% from $490,487 to $442,692.

     Clearing charges increased from $1,182,951 to $1,913,505, a change of 61.8%. This is attributable to the increase in the Company's trading volume.

     Compensation and benefits increased from $3,855,793 to $5,733,940, representing an increase of 48.7%. This was also the result of the increased trading volume during the third quarter of fiscal 1998, which increases those costs based on percentages of profits in trading accounts.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 86% and 84% of total assets at October 31, 1997 and October 31, 1996 respectively.

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

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11        Calculation of Earnings per Share of
                         the Company                         pg. 9


     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the third quarter of fiscal year 1998.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date:                         By:

             December 8, 1997            /s/ Michael Silvestri
                                         Michael Silvestri
                                         President and Chief Operating Officer




               Date:                         By:

             December 8, 1997            /s/ Eugene M. Whitehouse
                                         Eugene M. Whitehouse
                                         Vice President and Controller