Form 10KSB
period 1998-01-31
MEYERSON M H & CO INC /NJ/
filed 1998-04-29
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-KSB

     [ X ]          ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended January 31, 1998

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

                          (201) 459-9500
          Issuer's telephone number, including area code

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

     State issuer's revenues for its most recent fiscal year:   $ 27,457,564

     At April 17, 1998: (a) 5,055,335 shares of Common Stock, $0.01 par value, of the registrant (the "Common Stock") were outstanding; (b) 2,290,760 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $4,724,692.50 based on the closing average price of $2.0625 per share on April 17, 1998.

        Certain statements set forth in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Viability of Operating Results and elsewhere as appropriate. This Annual Report on Form 10-KSB, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

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

     As of March 31, 1998, the Company had one hundred sixty nine employees
(169), one hundred five (105) of which were registered representatives, including forty-seven (47) registered principals, licensed by the National Association of Securities Dealers ("NASD") and various state securities commissions. The balance of the Company's employees, which number sixty-four
(64), are support staff.

     The Company's largest division (in revenue contribution) is wholesale market making, which means engaging in principal transactions on behalf of its proprietary trading accounts in what are usually dealer to dealer transactions. The Company employs forty (40) securities traders and twenty-six
(26) assistant traders who, with management supervision, conduct the Company's high volume trading operations. The Company's traders are compensated by receiving a fixed percentage of the profits from trading after deduction of general expenses. The traders are party to employment contracts which provide for individual liability for any funds owed the Company relating to losses, if any, incurred from trading activities. Pursuant to these employment contracts, the individual traders are restricted to Company imposed limits as to the extent of the trading positions they are permitted by the Company to maintain. Traders are also required by the Company to maintain a reserve, the size of which is a factor by which the trading position limit is determined. This reserve is also available to offset trading losses, if any, suffered by the individual trader in his trading account. The Company endeavors to observe high standards of commercial honor and just and equitable principles of trade in conducting its business.

     In its market making function, the Company carries long or short trading positions in various securities. The Company currently trades over one hundred million shares of common stock, preferred stocks and warrants per month. The Company's clearing agent for market making and trading activities is Spear, Leeds & Kellogg, Inc., members of the New York and other principle stock exchanges, of New York City, New York. The Company has contracted with an information services provider to supply trading information regarding securities in which the Company has an investment interest. The Company obtains daily printouts that inform the traders regarding financial and market information on a current basis. As of March 1998, the Company was a market maker in approximately three thousand one hundred (3,100) securities.

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

     The Company's Retail Sales division consists of forty-nine (49) registered representatives, including twenty-one (21) registered principals, who collectively maintain the majority of the Company's retail securities accounts. The Company's retail customer accounts are carried on a "fully disclosed" basis by Bear, Stearns Securities Corp., members of the New York and other principle stock exchanges, pursuant to a clearing agreement. This agreement provides that customer securities positions and credit balances are insured up to $100,000,000, $500,000 by Securities Investors Protection Corp. ("SIPC"), which includes $100,000 coverage for cash, and the remainder by supplementary private insurance coverage. All customer credit balances are subject to immediate withdrawal from Bear, Stearns Securities Corp., at the discretion of the customer.

     The Company's Investment Banking division consists of seven (7) professionals. The primary function of this department is to conceptualize, plan and execute capital formation for small, growing companies which have the potential, in the Company's judgement, to become successful public companies. The Department is engaged in the structuring, management and participation in public offerings and private placements of primarily equity securities. It also advises its clients in connection with mergers, acquisitions and divestitures.

     The Company also serves as the managing underwriter or co-underwriter in initial public offerings and private placements of primarily equity securities. Since 1990, the Company has been the managing or co-managing underwriter of twenty-six (26) initial public offerings and eleven (11) private placements which raised in excess of two hundred sixty million dollars ($260,000,000). The Company generally underwrites small capitalization growth companies in their relatively fast growth stage. These companies are generally in information technologies, such as software, medical products and pharmaceuticals. The Company has also been a syndicate or selling group member in approximately one hundred eighty-three (183) underwritings.

     M. H. Meyerson & Co., Inc. is currently registered for retail distribution in the following jurisdictions:

     Alabama                  Louisiana           Ohio
     Alaska                   Maine               Oklahoma
     Arizona                  Maryland            Oregon
     California               Massachusetts       Pennsylvania
     Colorado                 Michigan            Rhode Island
     Connecticut              Minnesota           South Carolina
     Delaware                 Mississippi         South Dakota
     District of Columbia     Missouri            Tennessee
     Florida                  Montana             Texas
     Georgia                  Nebraska            Utah
     Hawaii                   Nevada              Vermont
     Illinois                 New Hampshire       Virginia
     Indiana                  New Jersey          Washington
     Iowa                     New York            West Virginia
     Kansas                   North Carolina      Wisconsin
     Kentucky                 North Dakota        Wyoming

Government Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency responsible for the administration of the federal securities laws. The Company is registered as a broker/dealer with the SEC. Much of the regulation of broker/dealers has been delegated to self-regulated organizations, principally the NASD and national securities exchanges such as NASDAQ. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of the Company's operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Company is currently registered as a broker/dealer in 47 states and the District of Columbia.

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


ITEM 2.   DESCRIPTION OF PROPERTIES

Facilities

     The Company currently leases approximately 30,000 sq. ft. of space in an office building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011. Rent charges on this office for the years ended January 31, 1998 and January 31, 1997 were $912,321 and $429,459, respectively.

     In addition, the Company also pays maintenance charges for additional space in Aventura, Florida, under an agreement with Martin H. Meyerson, who owns the property in question. This space is primarily used for entertainment and investment banking purposes. The total maintenance charges for the years ending January 31, 1998 and 1997 were $10,440 and $17,977, respectively. The Company also pays rent for space in New York City, New
York which is leased in the name of Martin H. Meyerson. This property is also used primarily for entertainment and investment banking purposes. The total rent paid on this space for the years ended January 31, 1998 and 1997 were $31,310 and $31,310, respectively. The maintenance charges paid on the Florida property are the actual maintenance charges billed each month, and the rent paid on the New York property is the actual rent specified in the lease between Martin H. Meyerson and the building's landlord. The Company believes that it is similar to what would be paid for a comparable property leased on an arm's length basis by the Company. Neither of these properties is the permanent residence of Martin H. Meyerson.

     It is the opinion of management that all these properties are adequately covered by the Company's insurance policies.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any litigation which would have a material adverse impact on the Company or its operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.

                             PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     In connection with its initial public offering consummated January 18, 1994, the Company sold an aggregate of 2,300,000 units of securities for $4.00 per unit, each unit consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Warrants") exercisable at $4.50, and received net proceeds of $7,580,948 therefrom. As of April 17, 1998, none of the Warrants have been exercised.

     From January 19, 1994 to March 17, 1994, the Company's securities were traded on the "Small Capitalization" market of NASDAQ. Since March 18, 1994, the Company's Common Stock has been traded on the NASDAQ - National Market System (NMS). The Company's Warrants remain on the Small Capitalization market.

     The following sets forth for the fiscal quarters as indicated the high and low bid closing quotations for the Company's Common Stock on the NMS from February 1, 1996 through January 31, 1998, and the high and low bid closing quotations for the Company's Warrants on the NASDAQ Small Capitalization market for the period February 1, 1996 through January 31, 1998. Such information reflects interdealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                         Common Stock             Warrants
                         High Low            High Low

     Fiscal Year 1997

     1st Quarter    $2.53     $1.78         $0.53    $0.28
     2nd Quarter    $4.31     $2.47         $1.50    $0.58
     3rd Quarter    $3.75     $2.88         $1.31    $0.75
     4th Quarter    $4.06     $2.38         $1.63    $0.78

     Fiscal Year 1998

     1st Quarter    $6.31     $4.13         $2.69    $1.63
     2nd Quarter    $6.38     $4.88         $2.50    $1.25
     3rd Quarter    $6.38     $4.94         $2.50    $1.94
     4th Quarter    $5.38     $3.69         $2.03    $1.00


     The number of shareholders of record of the Company's Common
Stock on March 31, 1998 was approximately 50, and the number of beneficial holders of the Company's Common Stock is estimated by management to be an additional 900 holders, not including publicly traded warrant holders.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical selected financial data set forth below for the three years ended January 31, 1998 are derived from the Company's Financial Statements included elsewhere in this Annual Report on Form 10-KSB and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Vincent R. Vassallo, independent certified public accounts, whose report with respect thereto appears elsewhere in this report.



                                                    January 31,
                                        1998          1997        1996

Balance Sheet Data:
Assets                              $24,526,907   $ 23,702,300   $19,379,985
Liabilities                          10,249,271      9,759,700     7,324,848
Subordinated Liability                2,000,000              0             0
Shareholders' Equity                 12,277,636     13,942,600    12,055,137

Statement of Operations Data:
                                              Year Ended January 31,
                                        1998          1997        1996

Revenues
Net gain on securities transactions $ 20,637,323  $ 34,214,505   $21,088,570
Underwriting                           3,254,395     4,811,399     1,262,448
Commissions                            2,025,672     2,396,754     2,263,490
Interest and other revenue             1,540,174       463,937       330,613

Total Revenues                        27,457,564    41,886,595    24,945,121

Expenses
Compensation and benefits             14,383,715    22,226,110    13,466,583
Clearance charges                      6,233,720     6,467,259     4,536,060
Communications                         3,411,166     3,260,963     2,244,565
Professional fees                        973,902     1,416,519       537,443
Occupancy and equipment costs            954,071       461,874       630,145
Other operating expenses               4,180,770     4,788,042     2,390,849

Total Expenses                        30,137,344    38,620,767    23,805,645

Income (Loss) Before Taxes            (2,679,780)    3,265,828     1,139,476
Provision For Income Taxes              (960,316)    1,445,865       464,689
Net Income                         $  (1,719,464) $  1,819,963   $   674,787

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:




                                                  Percent of Total Revenues
                                                    Year Ended January 31,
                                                    1998            1997

Net gain on securities transactions. . . . .          75             82
Underwriting . . . . . . . . . . . . . . . .          12             11
Commissions. . . . . . . . . . . . . . . . .           7              6
Interest and other . . . . . . . . . . . . .           6              1
                                                     100            100

Compensation and benefits. . . . . . . . . .          52             53
Clearance charges  . . . . . . . . . . . . .          23             16
Communications . . . . . . . . . . . . . . .          12              8
Professional fees  . . . . . . . . . . . . .           4              3
Occupancy and equipment costs. . . . . . . .           4              1
Other operating expenses . . . . . . . . . .          15             11
      Total expenses . . . . . . . . . . . .         110             92

      Income before income taxes . . . . . .         (10)             8
      Provision for income taxes . . . . . .          (4)             3
      Net income . . . . . . . . . . . . . .          (6)             4


Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Fiscal Year 1998 Compared with Fiscal Year 1997

     Total revenues in fiscal year 1998 decreased to $27,457,564 from $41,886,595, or 34.4%. This is attributable mainly to a 39.7% decrease in trading revenues and a 32.4% decrease in underwriting revenue, along with a smaller decrease in commissions, offset partially by an increase of 232.0% in interest and other revenue.

     Management believes that a significant portion of the decrease was due to the new order handling rules which took effect during the fiscal year. Trading volume was lower, but not to the extent of the drop in revenues. A not insignificant percentage of the Company's trades last year were done at little or no gross profit to the firm, due to the new rules' mechanisms. The Company is increasing its push into the fixed income and investment banking areas, to replace the lost revenue caused by the change in the equity marketplace. The fixed income group is beginning to underwrite municipal issues, and to generate increased revenue, which trend we expect to continue.

     Compensation and benefits decreased from $22,226,110 to $14,383,715, a change of 35.3%. This resulted primarily from lower draws and commissions to retail representatives and brokers due to the lower revenue.

     Clearing charges decreased from $6,467,259 to $6,233,720, representing a decrease of approximately 3.6%.

     Communications charges increased from $3,260,963 to 3,411,166. This represented an increase of 4.6%.

     Other operating expenses, comprising professional fees, research fees, occupancy, and various other operating costs decreased from $6,666,435 to $6,233,720, a decrease of 8.4%. Components of this decrease were expenses for professional fees, and miscellaneous other expenses, partially offset by an increase in occupancy costs.

Viability of Operating Results

     The Company, like other securities firms, is directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for the Company's investment banking services. All of these factors have an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability can be adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications and occupancy and equipment remain relatively fixed.

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 81% and 83% of total assets at January 31, 1998 and January 31, 1997 respectively.

     The Company finances its operations primarily with existing capital and funds generated from operations.

     The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

Year 2000

     The Company's internal accounting systems and the computers that run these systems have been audited and it has been confirmed that we do not expect them to be affected by the year 2000 bug'. The Company's trading and customer transaction systems are supplied and managed by our clearing brokers and outside independent vendors. The Company is in the process of assessing what steps it must take to avoid being indirectly affected by potential year 2000 problems occurring in the systems of clearing brokers and other outside vendors. The Company does not expect to incur any significant expenditures related to year 2000 problems with its primary information systems. However, any failure by the Company's clearing organization or other outside vendors to adequately address the date change could have material adverse effect on the Company's financial condition and operations.

ITEM 8    FINANCIAL STATEMENTS

          INDEX TO FINANCIAL STATEMENTS

                                                             Page

Report of Independent Public Accountants   . . . . . . . . . .  9
Statements of Financial Condition
     at January 31, 1998 and 1997  . . . . . . . . . . . . . . 10
Statements of Operations for the years
     ended January 31, 1998 and 1997 . . . . . . . . . . . . . 11
Statements of Stockholders' Equity for the years
     ended January 31, 1998 and 1997 . . . . . . . . . . . . . 12
Statements of Cash Flows for the years
     ended January 31, 1998 and 1997 . . . . . . . . . . . . . 13
Notes to Financial Statements. . . . . . . . . . . . . . . . . 14

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
M. H. Meyerson & Co., Inc.

     We have audited the accompanying statements of financial condition of
M. H. Meyerson & Co., Inc. as of January 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M. H. Meyerson & Co., Inc., as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                              VINCENT R. VASSALLO, CPA

Sea Cliff, New York
March 20, 1998


                    M. H. MEYERSON & CO., INC.
                 STATEMENT OF FINANCIAL CONDITION
                           JANUARY 31,



          ASSETS                                   1998           1997

Cash and cash equivalents                    $   1,433,126    $  2,184,301
Receivable from clearing brokers (Note 3)        4,106,384       3,019,947
Securities owned - at market value
            (Notes 2 and 3)                     13,539,455      13,536,044
Income tax refunds receivable (Notes 2 and 5)      759,758         939,566
Investments - not readily marketable (Note 2)    2,348,421       1,699,084
Property and equipment, net (Notes 2 and 3)      1,635,600       1,760,588
Other assets                                       704,163         562,770
          TOTAL ASSETS                       $  24,526,907    $ 23,702,300

          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Securities sold, but not yet purchased
     - at market value (Notes 2 and 3)       $   3,474,601    $ 3,493,713
Payable to trading representatives               2,756,111      4,671,539
Payable to clearing brokers (Note 3)             2,868,462              -
Other liabilities and accrued expenses (Note 3)  1,150,097      1,594,448
          TOTAL LIABILITIES                     10,249,271      9,759,700

COMMITMENTS (Note 6)

SUBORDINATED LOAN (Note 7)                       2,000,000              -

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value, 25,000,000 shares
      authorized, 5,047,835 and 4,993,335 shares
      issued and 5,047,835 and 4,993,335 shares
      outstanding at January 31, 1998 and 1997      50,478         49,933
Additional paid-in capital                       7,807,752      7,753,797
Retained earnings                                4,419,406      6,138,870
          TOTAL SHAREHOLDERS' EQUITY            12,277,636     13,942,600

          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY          $ 24,526,907    $23,702,300


    The accompanying notes are an integral part of this statement.


                   M. H. MEYERSON & CO., INC.
                    STATEMENT OF OPERATIONS
                     YEAR ENDED JANUARY 31,

REVENUES                                           1998           1997
    Net gain on securities transactions       $ 20,627,323    $ 34,214,505
    Underwriting                                 3,254,395       4,811,399
    Commissions                                  2,025,672       2,396,754
    Interest                                       217,294         380,752
    Net gain on investments and disposal
               of assets                         1,322,880          83,185
          TOTAL REVENUES                        27,457,564      41,886,595

EXPENSES
    Compensation and benefits                   14,383,715      22,226,110
    Clearance charges                            6,233,720       6,467,259
    Communications                               3,411,166       3,260,963
    Professional fees                              973,902       1,416,519
    Occupancy and equipment costs
    (Notes 4 and 6)                                954,071         461,874
    Other operating expenses                     4,180,770       4,788,042
          TOTAL EXPENSES                        30,137,344      38,620,767

INCOME (LOSS) BEFORE INCOME TAXES
           AND TAX BENEFITS                     (2,679,780)      3,265,828
Provision for income taxes and (tax benefits)
           (Notes 2 and 5)                        (960,316)      1,445,865
NET INCOME (LOSS)                             $ (1,719,464)    $ 1,819,963

BASIC EARNINGS (LOSS) PER SHARE OF
COMMON STOCK (Note 2)                         $      (0.34)    $      0.36

DILUTED EARNINGS (LOSS) PER SHARE OF
COMMON STOCK (Note 2)                         $      (0.34)    $      0.33

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    5,032,262       4,990,685

DILUTED WEIGHTED AVERAGE NUMBER
         OF SHARES OUTSTANDING                   5,032,262       5,521,016


The accompanying notes are an integral part of this statement.

                    M. H. MEYERSON & CO., INC.
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               YEAR ENDED JANUARY 31, 1998 AND 1997

                                                                   LOANS TO
                                COMMON                           OFFICERS FOR
                                 STOCK   ADDITIONAL               PURCHASE OF
                               $.01 PAR   PAID-IN     RETAINED      COMPANY
                                 VALUE    CAPITAL     EARNINGS       STOCK

SHAREHOLDERS' EQUITY
FEBRUARY 1, 1996            $  49,833   $ 7,743,897  $ 4,318,907   $ (57,500)
Officer loan repayment                                                57,500
Options exercised                 100         9,900
Net income for year                                    1,819,963
SHAREHOLDERS' EQUITY
JANUARY 31, 1997               49,933     7,753,797    6,138,870           0
Options exercised                 545        53,955
Net income for year                                   (1,719,464)
SHAREHOLDERS' EQUITY
JANUARY 31, 1998            $   50,478  $ 7,807,752  $ 4,419,406   $       0


      The accompanying notes are an integral part of this statement.


                    M. H. MEYERSON & CO., INC.
                     STATEMENT OF CASH FLOWS
                      YEAR ENDED JANUARY 31,

                                                    1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $ (1,719,463)    $  1,819,963
   Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
      Depreciation                                373,256          535,592
      Change in assets and liabilities:
         (Increase) decrease in:
            Receivable from clearing brokers   (1,086,437)       5,312,639
            Securities owned                       (3,411)      (4,768,219)
            Income taxes receivable               179,808         (939,566)
            Other assets                         (141,393)        (118,897)
         Increase (decrease) in:
            Securities sold, but not
               yet purchased                      (19,112)         623,496
            Payable to trading representatives (1,915,428)       1,105,186
            Payable to clearing brokers         2,868,462                -
            Income taxes payable                        -         (501,869)
            Other liabilities and
               accrued expenses                  (444,351)       1,208,038
            Net cash provided by (used in)
               operating activities            (1,908,069)       4,276,363
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments                                   (649,337)      (1,368,863)
   Purchase of property and equipment            (248,269)      (1,609,296)
            Net cash used in investing
               activities                        (897,606)      (2,978,159)
CASH FLOW FROM FINANCING ACTIVITIES:
   Subordinated loan                            2,000,000                -
   Options exercised                               54,500           10,000
   Loans to officers repayment                          -           57,500
            Net cash provided by (used in)
               financing activities             2,054,500           67,500
NET INCREASE(DECREASE) IN CASH                   (751,175)       1,365,704
CASH, BEGINNING OF YEAR                         2,184,301          818,597
CASH, END OF YEAR                             $ 1,433,126     $  2,184,301

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                             $         -     $  2,887,300
Interest paid                                 $    67,556     $          -

     The accompanying notes are an integral part of this statement.

                     M. H. MEYERSON & CO., INC.
                  NOTES TO FINANCIAL STATEMENTS
                    JANUARY 31, 1998 AND 1997

1. ORGANIZATION

The Company is a registered broker-dealer under the Securities and Exchange Act of 1934 which provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Security Transactions

Customers' securities transactions are recorded on a settlement date basis, which is generally three business days after trade date with related revenues and expenses recorded on a trade date basis. The Company's securities transactions are recorded on a trade date basis. Securities traded on a national securities exchange are valued at the last sales price on January 31, 1998 and 1997. Securities traded on the over-the-counter market are valued at the bid price for securities owned and at the ask price for securities sold but not yet purchased. Unrealized gains and losses on security transactions are reflected in income.

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

3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Cash and Cash Equivalents

Cash and cash equivalents represent funds on deposit in interest bearing and non-interest bearing checking accounts and certificates of deposit with a maturity of three months or less.

Receivable and Payables From/To Clearing Brokers

Receivables and payables from/to clearing brokers are from trading activity and funds deposited and are unsecured. The funds are available for immediate withdrawal and are drawn upon as needed. Interest is paid on these funds at fluctuating rates.

Securities Owned

Approximately ninety-one percent of securities owned consist of over-the-counter stocks and approximately nine percent consist of fixed income securities.

Property and Equipment

Property and equipment consists of the following:

                                                      January 31,

                                                1998               1997
Office furniture and equipment             $ 1,426,232        $ 1,244,733
Leasehold improvements                         838,375            734,035
Vehicles                                        34,994            128,797
                                             2,299,601          2,107,565
Less accumulated depreciation and
           amortization                        664,001            346,977
                                           $ 1,635,600        $ 1,760,588

Securities Sold, but not yet Purchased

Securities sold but not yet purchased represent obligations of the Company to deliver the specified securities at some point in the future, thereby creating a liability to purchase these securities at prevailing market prices in effect at that time. Approximately ninety-six percent of securities sold, but not yet purchased consist of over-the-counter stocks and approximately four percent is fixed income securities.

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


Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses consist of:
                                                       January 31,

                                                 1998             1997
Accrued salaries, taxes and fringe benefits  $    141,530     $   116,145
Other accrued liabilities                       3,764,678       1,478,302
                                             $  3,906,208     $ 1,594,447


4. RELATED PARTY TRANSACTIONS

Transactions with related parties are summarized as follows:
                                                Year ended January 31,
                                                1998               1997
Maintenance charges paid on space owned
by the principal shareholder (included
in rent expense)                               10,440             17,977
Rent for space which is leased in the
name of the principal shareholder              31,310             31,310


5. INCOME TAXES

The provision for income taxes is as follows:
                                                Year ended January 31,
                                                1998              1997
Current tax expense(benefit)
Federal                                     $ (960,316)       $   1,120,057
State                                                -              325,808
                                            $ (960,316)       $   1,445,865

A reconciliation from the statutory federal income tax rate to the effective tax rate is as follows:
                                               Year ended January 31,
                                              1998                1997
U.S. statutory rate                          (34.0)%              34.0%
State taxes, net of federal benefit              -                 6.6
Other                                         (1.8)                3.7
                                             (35.8)%              44.3%


6. COMMITMENTS

Lease Commitments

The Company signed a 15 year lease for new office space, effective August 1, 1996, and added additional space effective March 15, 1997. In addition the Company also pays rent for additional space under agreements with the principal shareholder.

Minimum annual rental and lease commitments for all office space with a remaining term of one year or more at January 31, 1998 are as follows:

      Year ending January 31,
                1999                              $    793,040
                2000                                   793,040
                2001                                   793,040
                2002                                   824,725
                2003                                   824,725
                Remainder through July 31, 2011      7,495,750
                   Net minimum lease payments     $ 11,420,228

Rent expense for the years ended January 31, 1998 and 1997 was $954,071 and $429,459 respectively.

Employment Agreements

The Company has employment agreements with Martin H. Meyerson, Chairman and Chief Executive Officer, and Michael Silvestri, President and Chief Operations Officer. The agreements provide for base annual compensation of $600,000 and $200,000 respectively. The agreements were for a three (3) year period from October, 1993 and were renewed automatically for succeeding periods of one year. In the event the Company terminates, without cause, the employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation.


7. SUBORDINATED LOANS

The Company entered into a NASD approved subordinated loan agreement with Spear, Leeds & Kellogg, dated June 3, 1997 and effective August 1, 1997. The amount is $2,000,000 and matures on August 31, 1999. It is subject to monthly interest payments at the rate of half a percent below the Prime Rate and is unsecured.

8. NET CAPITAL REQUIREMENT

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

The Company's aggregate indebtedness and net capital were $ 6,774,670 and $6,952,975 on January 31, 1998 and $ 6,265,987 and $ 6,908,273 on January 31,
1997 respectively, with ratios of .97 and .91 to 1.00.

9. STOCK OPTIONS AND WARRANTS

The Company established an employee stock option plan administered by the Board of Directors. Under the plan, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 2,500,000 shares of Common stock. As of January 31, 1998, 1,445,500 options have been granted under this plan, 1,231,000 of which became exercisable as of January 31, 1998 and the balance will become exercisable at varying times through June, 1999. The outstanding options have exercise prices of $1.00 to $6.12 per share. 64,500 options were exercised and 1,381,000 are outstanding.

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

10. STOCK-BASED COMPENSATION

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for stock option awards only if the quoted market price (or estimated fair market value of the stock prior to the stock becoming publicly traded) is greater than the amount the employee must pay to acquire the stock.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options granted under the plan. Had compensation cost been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS 123, there would have been no material effect on the company's net income and earnings per share.

The exercise price of each option granted under the plan is determined by the Company's Board of Directors at the time of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the Company's stock on the date of the grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers, directors and key employees of the Company are as follows:


        Name                   Age        Position with Company

Martin H. Meyerson             67         Chairman, Chief Executive Officer,
                                          Chief Financial Officer and Director
Michael Silvestri              50         President, Chief Operating Officer and
                                          Director
Kenneth J. Koock               55         Vice Chairman and Director
Jeffrey E. Meyerson            32         Vice President, Foreign Trading, and
                                          Director(1)
Joelle A. Meyerson             59         Treasurer and Director(2)
Eugene M. Whitehouse           39         Vice President, Controller, Secretary,
                                          and Director
Bertram Siegel, Esq.           60         Director
Martin Leventhal, CPA          61         Director
Alfred T. Duncan               54         Director

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

Michael Silvestri, President, Chief Operating Officer and Director

     Michael Silvestri joined the Company in 1978 as Manager and Cashier and has been President and Chief Operating Officer of the Company since 1984. He has been actively involved in the securities business for twenty-nine (29) years. His previous experience at Fahnstock & Company enabled him to expand his operational expertise in all trading areas. He has established new compliance and accounting procedures for the Company. Mr. Silvestri received a sociology and business degree from Brooklyn College in 1974. Mr. Silvestri became a Director in 1993.

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

Eugene M. Whitehouse, Vice President, Controller, Secretary, and Director

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

Martin Leventhal, CPA, Director

     Martin Leventhal graduated from Brooklyn College in 1958 and became a Certified Public Accountant in 1963. With the exception of time spent in military service, he has been actively involved in public accounting since his graduation. In 1971, he founded the firm most recently known as Martin Leventhal & Company, a CPA firm with approximately 25 employees. In 1997, Martin Leventhal & Company merged with Weinick, Sanders & Co. to form Weinick, Sanders, Leventhal & Co., LLP, with approximately 100 employees, of which Mr. Leventhal is the executive partner. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, for which he served on numerous committees. He has also held a principal's license in the securities industry.

Alfred T. Duncan, Director

     Alfred T. Duncan has been an independent management consultant since 1992, specializing in financial management for small growth firms. Prior to 1992, he held numerous senior positions with Commodore International, Ltd. including General Manager of Latin America and Eastern Europe (1990-1991) and General Manager of U. S. operations (1987-1990). He was President and Chief Executive Officer of Victor Technologies (1986-1987) and has held financial management positions with A. M. International, Abbott Laboratories, First National Bank of Chicago, and Ford Motor Company. He is currently Vice President, Finance of the New Jersey Devils, an NHL team. He received an M.B.A. degree from Harvard University in 1972 and a B.S.C.E. degree from Duke University in 1965.

Section 16(A) Beneficial Ownership Reporting Compliance

        To the best of the Company's knowledge and belief, based solely on a review of the copies of the required filings and written representations furnished to the Company, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(A) of the Exchange Act during fiscal year 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered in all capacities with respect to salary earned during the fiscal year ended January 31, 1998 to the executive officers whose compensation exceeded $100,000 and to all executive officers as a group.


   Name of Individual                                            Total
     or Number of                Fiscal                           Cash
   Persons in Group               Year    Salary    Bonus(4)  Compensation(1)
Martin H. Meyerson, Chairman(5)   1998  $  600,000  $      0    $ 600,000
                                  1997     600,000   200,000      800,000
                                  1996     600,000         0      600,000
Kenneth J. Koock, Vice
  Chairman(2)(5)                  1998     574,800         0      574,800
                                  1997   1,448,800         0    1,448,800
                                  1996   1,049,800         0    1,049,800
Michael Silvestri, President and
  Chief Operating Officer(3)(5)   1998     215,018         0      215,018
                                  1997     270,111   100,000      370,111
                                  1996     200,000   119,248      319,248
All Executive Officers as a group
  (3 persons)                     1998   1,389,818         0    1,389,818
                                  1997   2,318,911   300,000    2,618,911
                                  1996   1,849,800   119,248    1,969,048

(1) Does not include personal benefits which do not exceed 10% of the cash compensation for all executive officers as a group.
(2) Mr. Koock does not receive a base salary. His compensation is based on commissions earned.
(3) Mr. Silvestri earns compensation based on commissions earned in addition to his contracted salary and incentive amounts.
(4) Martin H. Meyerson received a grant of an option for 200,000 shares from the employee stock option plan in lieu of a cash bonus in fiscal 1996.
(5) Mr. Meyerson, Mr. Koock, and Mr. Silvestri received grants of options for 15,000, 10,000, and 5,000 shares respectively during fiscal 1998 for serving as members of the Company's Board of Directors.

DIRECTOR COMPENSATION

     As of January 31, 1998, no director was given cash compensation for their services as directors. Outside directors are given $300.00 as reimbursement for travel expenses. Outside directors have received grants under the stock option plan as an incentive to become directors of the Company, and all directors receive a grant of 5,000 options per year for their service as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners known to the issuer to be the beneficial owner of more than five percent of any class of the issuer's voting securities, as of April 17, 1998.


Title of     Name and Address of         Amount and    Percent of    Total
Class        Beneficial Owner            Nature of        Class      Options
                                         Beneficial                  Granted
                                           Owner
Common  Martin H. Meyerson                2,668,190(2)    48.709%    430,000
        c/o M. H. Meyerson & Co., Inc.
        525 Washington Blvd.
        Jersey City, NJ 07310
Common  Kenneth J. Koock                    579,625(3)    10.889%    275,000
        c/o M. H. Meyerson & Co., Inc.
        525 Washington Blvd.
        Jersey City, NJ 07310
Common  The Meyerson Family as a Group(1) 2,982,815(4)    52.954%    585,000

(1) The Meyerson Family as a group includes Martin H. Meyerson, Joelle A. Meyerson, Jeffrey E. Meyerson, Jill E. Meyerson and Douglas J. Meyerson
(2) Includes 430,000 shares issuable upon exercise of stock options.
(3) Includes 275,000 shares issuable upon exercise of stock options.
(4) Includes 585,000 shares issuable upon exercise of stock options.

(b) Security ownership of management, as of April 17, 1998.


Title of  Name and Address of          Amount and    Percent of        Total
  Class   Beneficial Owner             Nature of      Class            Options
                                       Beneficial                      Granted
                                         Owner(1)
Common   Martin H. Meyerson
         c/o M. H. Meyerson & Co., Inc.  2,668,190     48.709%         430,000
Common   Michael Silvestri
         c/o M. H. Meyerson & Co., Inc.     72,135      1.425%          15,000
Common   Kenneth J. Koock
         c/o M. H. Meyerson & Co., Inc.    579,625     10.890%         275,000
Common   Jeffrey E. Meyerson
         c/o M. H. Meyerson & Co., Inc.    164,625      3.179%         130,000
Common   Joelle A. Meyerson
         c/o M. H. Meyerson & Co., Inc.    125,000      2.464%          25,000
Common   Eugene M. Whitehouse
         c/o M. H. Meyerson & Co., Inc.     40,000      0.791%          10,000
Common   Bertram Siegel, Esq.
         c/o M. H. Meyerson & Co., Inc.     80,000      1.560%          80,000
Common   Martin Leventhal, CPA
         c/o M. H. Meyerson & Co., Inc.     75,000      1.464%          75,000
Common   Alfred T. Duncan
         c/o M. H. Meyerson & Co., Inc.     15,000      0.296%          15,000
Common   All Officers and Directors as
         a group (9 people)              3,819,575     62.587%       1,055,000

(1) Amounts and percentages include shares issuable upon exercise of options granted.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding relationships and related transactions is disclosed in the notes to financial statements included in Item 7 of this report.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          Index of Exhibits as required by Item 601 of Regulations S-B.


        Exhibit Number      Description of Exhibit

              3.1         Articles of Incorporation                (1)
              3.2         Bylaws                                   (1)
              4.1         Common Stock Specimen                    (1)
              4.2         Warrant Specimen                         (1)
              4.3         Unit Specimen                            (1)
              4.4         Warrant Agreement                        (1)
             10.1         Employment Agreement between the
                          Company and Martin H. Meyerson           (1)
             10.2         Employment Agreement between the
                          Company and Michael Silvestri            (1)
             11           Calculation of Earnings Per Share
                          of the Company                       pg. 28
             27           Financial Data Schedule                  (2)

     (1) Incorporated herein by reference from the Registration Statement number 33-70566 filed by the Company on Form SB-2
     (2)  Filed with EDGAR filing of this report on Form 10-KSB.

(b)       Reports on Form 8-K:

          A report on Form 8-K, dated June 13, 1997, was filed reporting the resignation of Linda Antosiewicz from the Board of Directors.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   M. H. MEYERSON & CO., INC.
                                        (Registrant)


                                   By: /s/ Michael Silvestri
                                        Michael Silvestri
                                        President and Chief Operating Officer

                                   Date: 4/27/98


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

     Signature                     Title                           Date

                             Chairman, Chief Executive
                             Officer, Chief Financial
 /s/ Martin H. Meyerson      Officer and Director                 4/27/98
Martin H. Meyerson

                             President, Chief Operating
 /s/ Michael Silvestri       Officer and Director                 4/27/98
Michael Silvestri


 /s/ Kenneth J. Koock        Vice Chairman and Director           4/27/98
Kenneth J. Koock

                             Vice President, Foreign Trading,
 /s/ Jeffrey E. Meyerson     and Director                         4/27/98
Jeffrey E. Meyerson


 /s/ Joelle A. Meyerson      Treasurer and Director               4/27/98
Joelle A. Meyerson

                             Vice President, Controller,
 /s/ Eugene M. Whitehouse    Secretary, and Director              4/27/98
Eugene M. Whitehouse


 /s/ Bertram Siegel          Director                             4/27/98
Bertram Siegel, Esq.


 /s/ Martin Leventhal        Director                             4/27/98
Martin Leventhal, CPA


 /s/ Alfred T. Duncan        Director                             4/27/98
Alfred T. Duncan