Form 10-Q
period 1998-04-30
MEYERSON M H & CO INC /NJ/
filed 1998-05-28
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q



     [ X ]          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 30, 1998

     [    ]         TRANSITION REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from                 to


                  Commission File Number 0-23410





                    M. H. MEYERSON & CO., INC.
          (Name of Small Business Issuer in its charter)




          NEW JERSEY                              13-1924455
     (State or other jurisdiction of             (I.R.S.Employer
     incorporation or organization)            Identification No.)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,055,335 at May 20, 1998.

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Statements of financial condition, April 30, 1998 and
               January 31, 1998 . . . . . . . . . . . . . . . . . . . . . . .1

          Statements of operations, three months ended
               April 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . 2

          Statement of changes in stockholders' equity
               three months ended April 30, 1998 . . . . . . . . . . . . . . 3

          Statement of cash flows, three months ended
               April 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . 4

          Notes to financial statements. . . . . . . . . . . . . . . . . . . 5

     Item 2.        Management's Discussion and Analysis . . . . . . . . . . 6

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . 8

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements


                    M. H. Meyerson & Co., Inc.

                 Statement of Financial Condition
                           (Unaudited)

                                        April 30,           January 31,
                                          1998                 1998
CURRENT ASSETS
   Due from clearing brokers -
     available for immediate
     withdrawal                        $ 5,321,959          $ 4,106,384
   Cash and cash equivalents               769,106            1,433,126
   Securities - trading - long at
     market                             13,602,819           13,539,455
   Other current assets                  1,218,208            1,463,921
                                        20,912,092           20,542,886

   Investments                           1,425,951            2,348,421
   Fixed assets net of accumulated
     depreciation                        1,568,587            1,635,600
                                      $ 23,906,630         $ 24,526,907

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Securities - trading - short at
     market                            $ 5,963,402          $ 3,474,601
   Payable to clearing brokers                   0            2,868,462
   Sales commission payable              2,887,760            2,756,111
   Other liabilities and accrued
     items                                 504,306            1,150,097
                                         9,355,468           10,249,271
SUBORDINATED LOAN                        2,000,000            2,000,000
STOCKHOLDERS' EQUITY
   Common stock                             50,553               50,478
   Additional paid-in capital            7,815,177            7,807,752
   Retained earnings                     4,685,432            4,419,406
                                        12,551,162           12,277,636
                                      $ 23,906,630         $ 24,526,907

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
                   Three Months Ended April 30,
                           (Unaudited)

                                              1998              1997
REVENUE
Trading profit                            $ 7,535,659         $ 3,314,576
Commission                                    322,629             657,951
Underwriting                                  350,388             159,900
Interest & Other                               53,739              38,671
                                            8,262,415           4,171,098
EXPENSES
Clearing charges                            1,724,721           1,435,348
Salesmen's draw & commissions               2,024,947             438,324
Other personnel costs                       1,627,517           1,441,669
Rent and office expenses                    1,189,687           1,072,182
Legal and professional fees                   182,073             195,513
Interest expense                               40,000                   0
Other expenses                              1,046,117             998,686
                                            7,835,062           5,581,722
Income(loss) before income taxes              427,353          (1,410,624)
Income tax expense(benefit)                   161,328            (538,205)
Net income(loss)                          $   266,025         $  (872,419)

Basic Earnings(loss) per common share     $      0.05         $     (0.17)
Diluted Earnings(loss) per common share   $      0.05         $     (0.17)
Weighted average number of shares           5,055,335           5,008,324
Diluted weighted average number of shares   5,250,978           5,008,324



                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
               Three Months ended April 30, 1998


                        COMMON           ADDITIONAL
                        STOCK             PAID-IN           RETAINED
                        $.01 PAR          CAPITAL           EARNINGS
                        VALUE
SHAREHOLDERS' EQUITY
FEBRUARY 1, 1998       $   50,478        $ 7,807,752       $ 4,419,406
Net income for quarterly
   period                                                      266,025
Options exercised              75              7,425
SHAREHOLDERS' EQUITY
   APRIL 30, 1998      $   50,553        $ 7,815,177       $ 4,685,431


                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                     Statement of Cash Flows
                           (Unaudited)
                   Three Months ended April 30,


                                                     1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income(loss)                              $   266,025    $ (872,419)
   Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
      Depreciation                                    87,957        90,998
      Change in assets and liabilities
         (Increase) decrease in:
            Receivable from clearing brokers      (1,215,575)      302,218
            Securities owned                         (63,364)      281,831
            Other current assets                     245,713      (957,510)
         Increase (decrease) in:
            Securities sold, but not yet purchased 2,488,802        47,150
            Payable to clearing brokers           (2,868,462)      387,500
            Sales commission payable                 131,649    (1,447,897)
            Other liabilities and accrued items     (645,791)      200,154
            Net cash provided by (used in)
               operating activities               (1,573,046)   (1,967,975)
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments                                       922,470     1,023,470
   Fixed assets                                      (20,944)     (161,712)
            Net cash provided by (used in)
               investing activities                  901,526       861,758
CASH FLOWS FROM FINANCING ACTIVITIES
   Options exercised                                   7,500        37,000
            Net cash provided by financing activities  7,500        37,000
NET INCREASE (DECREASE) IN CASH                     (664,020)   (1,069,217)
CASH, BEGINNING OF PERIOD                          1,433,126     2,184,301
CASH, END OF PERIOD                                 $769,106    $1,115,084

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                               $       0    $        0
   Interest paid                                   $  40,000    $        0


                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

          The statement of financial condition as of April 30, 1998, the statements of operations for the three months ended April 30, 1998 and 1997, the statement of changes in stockholders' equity for the quarterly period ended April 30, 1998, and the statement of cash flows for the three months ended April 30, 1998 and April 30, 1997 have been prepared by the Company without audit. The statement of financial condition as of January 31, 1998 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at April 30, 1998 and April 30, 1997 have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1998 Annual Report to Shareholders. The results of the periods ended April 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Note 2.   Earnings Per Common Share

          Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants, that are dilutive, have been included in the computation of earnings per share based on the modified treasury stock method.

Note 3. Net Capital Requirements

          As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Act of 1934. The object of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

          On April 30, 1998, the Company's aggregate indebtedness and net capital were $3,392,066 and $8,324,603 respectively, a ratio of 0.41 to 1.00.

                    M. H. Meyerson & Co., Inc.

Item 2    Management's Discussion and Analysis

General

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

     Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 2 - Management's Discussion and Analysis of Results of Operations and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                 Percent of Total Revenues
                                                 Quarter Ended April 30,
                                                 1998                1997


Net gain on securities transactions. . . . . . . 91.2                79.5
Commissions. . . . . . . . . . . . . . . . . . .  3.9                15.8
Underwriting . . . . . . . . . . . . . . . . . .  4.2                 3.8
Interest and other . . . . . . . . . . . . . . .  0.7                 0.9
                                                100.0               100.0
Clearing charges . . . . . . . . . . . . . . . . 20.9                34.4
Compensation and benefits. . . . . . . . . . . . 44.2                45.1
Rent and office. . . . . . . . . . . . . . . . . 14.4                25.7
Professional fees. . . . . . . . . . . . . . . .  2.2                 4.7
Interest and other operating expenses. . . . . . 13.1                23.9
Total expenses . . . . . . . . . . . . . . . . . 94.8               133.8
Income(loss) before income taxes . . . . . . . .  5.2               (33.8)
Provision for income tax expense(benefit)  . . .  2.0               (12.9)
Net income(loss) . . . . . . . . . . . . . . . . .3.2               (20.9)

Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended April 30, 1998 compared with Quarter Ended April 30, 1997

     Total revenues for the quarter ended April 30, 1997 were $8,262,415, a 98% increase from the $4,171,098 reported for the quarter ended April 30, 1997. This decrease is attributable mainly to an increase in trading volume, mainly due to volatile markets, and a small increase in underwriting activity. Retail services revenue was down, decreasing 51% from $657,951 to $322,629.
     Clearing charges increased from $1,435,348 to $1,724,721, a change of 20%, due to the increased trading volume during the quarter.
     Compensation and benefits increased from $1,879,993 to $3,652,464, representing an increase of 94%. This corresponds to the increase in revenue, as a large portion of compensation expense is tied to percentages of profits in trading accounts.
     Interest expense is due to a subordinated loan, which was effective on August 1, 1997.

Viability of Operating Results

     The Company, like other securities firms, is directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for the Company's investment banking services. All of these factors have an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-commission compensation and benefits, communications and occupancy and equipment remain relatively fixed.

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 87% and 84% of total assets at April 30, 1998 and April 30, 1997 respectively.
     The Company finances its operations primarily with existing capital, and funds generated from operations. The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

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

PART II.      OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11        Calculation of Earnings per Share of
                         the Company                         pg. 9
               27        Financial Data Schedule             (1)

          (1)  Filed with EDGAR filing of this report on Form 10-Q.


     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the first quarter of fiscal year 1999.



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date: 5/29/98            By: /s/ Michael Silvestri
                                        Michael Silvestri
                                        President and Chief Operating Officer


               Date: 5/29/98            By: /s/ Eugene M. Whitehouse
                                        Eugene M. Whitehouse
                                        Vice President and Controller