Form 10-Q
period 1998-07-31
MEYERSON M H & CO INC /NJ/
filed 1998-08-26
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q



     [ X ]          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,055,335 at August 24, 1998.

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

     Statements of financial condition, July 31, 1998 and
               January 31, 1998. . . . . . . . . . . . . . . . . . . . . . . 1

     Statements of operations, three and six months ended
               July 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . 2

     Statement of changes in stockholders' equity
               six months ended July 31, 1998. . . . . . . . . . . . . . . . 3

     Statement of cash flows, six months ended
               July 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . 4

     Notes to financial statements. . . . . . . . . . . . . . . . . . . . . .5

     Item 2.        Management's Discussion and Analysis . . . . . . . . . . 6

PART II.  OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of Security Holders. . . 8

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . 8

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements


                    M. H. Meyerson & Co., Inc.

                 Statement of Financial Condition
                           (Unaudited)

                                                July 31,          January 31,
                                                  1998               1998
CURRENT ASSETS
  Due from clearing brokers - available
    for immediate withdrawal                   $ 4,369,118         $ 4,106,384
 Cash at banks and on hand                       1,183,024           1,433,126
 Securities - trading - long at market          12,391,395          13,539,455
 Other current assets                              834,784           1,463,921
                                                18,778,321          20,542,886

Investments                                      2,048,843           2,348,421
Fixed assets net of accumulated depreciation     1,547,615           1,635,600
                                              $ 22,374,779        $ 24,526,907

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Securities - trading - short at market        $ 3,559,596         $ 3,474,601
 Payable to clearing brokers                             0           2,868,462
 Sales commission payable                        2,966,678           2,756,111
 Other liabilities and accrued items             1,112,458           1,150,097
                                                 7,638,732          10,249,271

SUBORDINATED LOAN                                2,000,000           2,000,000
STOCKHOLDERS' EQUITY
 Common stock                                       50,553              50,478
 Additional paid-in capital                      7,815,177           7,807,752
 Retained earnings                               4,870,317           4,419,406
                                                12,736,047          12,277,636
                                              $ 22,374,779        $ 24,526,907

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
               Three and Six Months Ended July 31,
                           (Unaudited)

                              Three months ended            Six months ended
                                   July 31,                     July 31,
                              1998          1997         1998           1997
REVENUE
 Trading profit          $ 5,468,411   $ 4,977,444   $ 13,004,070  $ 8,292,020
 Commission                  440,273       543,308        762,902    1,201,259
 Underwriting              1,933,700     1,634,810      2,284,088    1,794,710
 Interest and other          810,424       113,913        864,163      152,584
                           8,652,808     7,269,475     16,915,223   11,440,573
EXPENSES
 Clearing charges          2,017,026     1,313,359      3,741,747    2,748,707
 Salesmens' draw &
    commissions            2,202,824     2,897,438      4,227,771    3,335,762
 Other personnel costs     1,428,694     1,163,052      3,056,211    2,602,722
 Rent and office expense   1,387,392     1,163,098      2,577,078    2,235,280
 Legal and professional      320,943       243,993        503,016      439,505
 Interest expense             40,444             0         80,444            0
 Other expenses              940,854     1,043,448      1,986,972    2,044,135
                           8,338,177     7,824,388     16,173,239   13,406,111
Income(loss) before
    income taxes             314,631      (554,913)       741,984   (1,965,538)
Income taxes                 129,745      (190,754)       291,073     (728,959)
Net income(loss)           $ 184,886    $ (364,159)     $ 450,911  $(1,236,579)

Earnings(loss) per common share:
 Basic                     $   0.03     $   (0.07)      $   0.09   $    (0.25)
 Diluted                   $   0.03     $   (0.07)      $   0.08   $    (0.25)

Weighted average
      number of shares     5,055,335      5,034,139     5,054,299    5,021,445
 Diluted                   5,202,720      5,034,139     5,201,684    5,021,445

                  See notes to financial statements

                 M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
                  Six Months ended July 31, 1998


                              COMMON
                          STOCK $.01 PAR      ADDITIONAL
                               VALUE        PAID-IN CAPITAL       RETAINED
                                                                  EARNINGS
SHAREHOLDERS' EQUITY
   FEBRUARY 1, 1998          $50,478           $7,807,752        $4,419,406
Net income for period                                               450,911
Exercise of Employee
   Stock Option                   75                7,425
SHAREHOLDERS' EQUITY
   JULY 31, 1998             $50,553           $7,815,177        $4,870,317

                See notes to financial statements

                   M. H. Meyerson & Co., Inc.

                     Statement of Cash Flows
                           (Unaudited)
                    Six Months ended July 31,


                                                   1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                              $450,911          $(1,236,579)
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                 174,753              180,334
    Change in assets and liabilities
      (Increase) decrease in:
        Receivable from clearing brokers        (262,734)          (2,228,645)
        Securities owned                       1,148,060            1,875,573
        Other current assets                     629,137              309,521
      Increase (decrease) in:
        Securities sold but not yet purchased     84,995              288,250
        Payable to clearing brokers           (2,868,462)                   0
        Sales commission payable                 210,567           (1,706,775)
        Other liabilities and accrued items      (37,639)             214,056
        Net cash provided by (used in)
          operating activities                  (470,412)          (2,304,265)
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments                                    299,578              888,832
  Fixed assets                                   (86,768)             (77,838)
        Net cash provided by (used in)
          investing activities                   212,810              810,994
CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of Employee Stock Option                7,500               42,000
  Repayments of loans to officers                      0                    0
  Treasury stock purchased                             0                    0
        Net cash provided by (used in)
          financing activities                     7,500               42,000
NET INCREASE (DECREASE) IN CASH                 (250,102)          (1,451,271)
CASH, BEGINNING OF PERIOD                      1,433,126            2,184,301
CASH, END OF PERIOD                           $1,183,024             $733,030
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                             $170,000                   $0
  Interest paid                                  $80,444                   $0

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

          The statement of financial condition as of July 31, 1998, the statements of operations for the three months and six months ended July 31, 1998 and 1997, the statement of changes in stockholders' equity for the six month period ended July 31, 1998, and the statements of cash flows for the six months ended July 31, 1998 and 1997 have been prepared by the Company without audit. The statement of financial condition as of January 31, 1998 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 1998 and 1997 have been made.

          The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and six months ended July 31, 1998 and 1997 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1998 Annual Report to Shareholders.
          The results of the periods ended July 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

          On July 31, 1998, the Company's aggregate indebtedness and net capital were $4,079,136 and $8,567,230 respectively, a ratio of
          0.48 to 1.00.

                    M. H. Meyerson & Co., Inc.

Item 2.        Management's Discussion and Analysis

General

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

     Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 2 - Management's Discussion and Analysis of Results of Operations and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                Percent of Total Revenues
                                                Six Months Ended July 31,
                                                    1998        1997
Net gain on securities transactions. . . . . . .    76.9        72.5
Commissions. . . . . . . . . . . . . . . . . . . . . 4.5        10.5
Underwriting . . . . . . . . . . . . . . . . . . . .13.5        15.7
Interest and other . . . . . . . . . . . . . . . . . 5.1         1.3
                                                   100.0       100.0
Clearing charges . . . . . . . . . . . . . . . . . .22.1        24.0
Compensation and benefits. . . . . . . . . . . . . .43.1        51.9
Rent and office. . . . . . . . . . . . . . . . . . .15.2        19.5
Professional fees. . . . . . . . . . . . . . . . . . 3.0         3.8
Interest and other operating expenses. . . . . . . .12.2        18.0
   Total expenses . . . . . . . . . . . . . . . . . 95.6       117.2
   Income(loss) before income taxes. . . . . . . . . 4.4       (17.2)
   Provision for income taxes . . . . . . . . . . . .1.7        (6.4)
   Net Income(loss) . . . . . . . . . . . . . . . . .2.7       (10.8)

Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended July 31, 1998 compared with Quarter Ended July 31, 1997

     Total revenues for the quarter ended July 31, 1998 were $8,652,808, a 19.0% increase from the $7,269,475 reported for the quarter ended July 31, 1997. This increase is attributable mainly to an increase in trading volume, and in increase in investment related revenue. Retail services revenue was down, decreasing 19.0% from $543,308 to $440,273.
     Clearing charges increased from $1,313,359 to $2,017,026, a change of 53.6%. This is attributable to the increase in the Company's trading volume.
     Compensation and benefits decreased from $4,060,490 to $3,631,518, representing a decrease of 10.6%. This was the result of the increased trading volume during the second quarter of fiscal 1998, offset by the fact that a greater percentage of that volume was not profitable, due to the new order handling rules now in effect.
     Interest expense is due to a subordinated loan, which was effective on August 1, 1997.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 80% and 83% of total assets at July 31, 1998 and July 31, 1997 respectively.
     The Company finances its operations primarily with existing capital and funds generated from operations. The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

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

                   M. H. Meyerson & Co., Inc.

                PART II.      OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

     (a)  Annual meeting of shareholders, June 9, 1998
     (b)  Directors elected to serve three year terms:
               Michael Silvestri
               Eugene M. Whitehouse
               Alfred T. Duncan
                    Directors whose term of office continued after the meeting:
               Martin H. Meyerson
               Kenneth J. Koock
               Jeffrey E. Meyerson
               Joelle A. Meyerson
               Martin Leventhal, CPA
               Bertram Siegel, Esq.
     (c)  Other matters voted on:
               Appointment of Vincent R. Vassallo, CPA as Company's auditor for fiscal year ending January 31, 1999

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11        Calculation of Earnings per Share of
                         the Company                         pg. 10


     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the second quarter of fiscal year 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




      Date:     8/26/98           By:   /s/ Michael Silvestri
                                        Michael Silvestri
                                        President and Chief Operating Officer




      Date:     8/26/98           By:   /s/ Eugene M. Whitehouse
                                        Eugene M. Whitehouse
                                        Vice President and Controller