Form 10-Q
period 1998-10-31
MEYERSON M H & CO INC /NJ/
filed 1998-11-30
CIK 913781

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q



     [ X ]          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,055,335 at November 16, 1998.

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Statements of financial condition, October 31, 1998
               and January 31, 1998. . . . . . . . . . . . . . .1

          Statements of operations, three and nine months ended
               October 31, 1998 and 1997 . . . . . . . . . . . .2

          Statement of changes in stockholders' equity
               nine months ended October 31, 1998. . . . . . . .3

          Statement of cash flows, nine months ended
               October 31, 1998 and 1997 . . . . . . . . . . . .4

          Notes to financial statements. . . . . . . . . . . . .5

     Item 2.        Management's Discussion and Analysis . . . .6

PART II.  OTHER INFORMATION


     Item 6.        Exhibits and Reports on Form 8-K . . . . . .8

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements


                    M. H. Meyerson & Co., Inc.

                 Statement of Financial Condition
                           (Unaudited)

                                             October 31,   January 31,
                                                1998           1998
CURRENT ASSETS
Due from clearing brokers - available for
      immediate withdrawal                  $  5,548,695   $  4,106,384
Cash at banks and on hand                      1,220,673      1,433,126
Securities - trading - long at market          5,983,543     13,539,455
Other current assets                           1,601,682      1,463,921
                                              14,354,593     20,542,886

Investments                                    2,108,103      2,348,421
Fixed assets net of accumulated depreciation   1,497,216      1,635,600
                                            $ 17,959,912   $ 24,526,907

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Securities - trading - short at market  $  2,132,879   $  3,474,601
    Payable to clearing brokers                        0      2,868,462
    Sales commission payable                   1,966,075      2,756,111
    Other liabilities and accrued items        1,288,950      1,150,097
                                               5,387,904     10,249,271

SUBORDINATED LOAN                              2,000,000      2,000,000

STOCKHOLDERS' EQUITY
    Common stock                                  50,553         50,478
    Additional paid-in capital                 7,815,177      7,807,752
    Retained earnings                          2,706,278      4,419,406
                                              10,572,008     12,277,636
                                            $ 17,959,912   $ 24,526,907

                   See notes to financial statements

                   M. H. Meyerson & Co., Inc.

                Condensed Statements of Operations
             Three and Nine Months Ended October 31,
                           (Unaudited)

                                 Three months ended         Nine months ended
                                     October 31,                October 31,
                                  1998         1997         1998         1997
REVENUE
  Trading profit            $ 1,737,238  $ 9,241,365  $14,741,308  $17,533,385
  Commission                    446,890      442,692    1,209,792    1,643,952
  Underwriting                  554,481      723,975    2,838,569    2,518,685
  Interest and other             53,379      548,868      917,542      701,451
                              2,791,988   10,956,900   19,707,211   22,397,473
EXPENSES
  Clearing charges            1,293,454    1,913,505    5,035,201    4,662,212
  Salesmens' draw &
      commissions               920,445    4,254,299    5,148,216    7,590,061
  Other personnel costs       1,424,939    1,479,641    4,481,151    4,084,362
  Rent and office expense     1,282,965    1,363,973    3,860,043    3,599,253
  Legal and professional        250,229      227,222      753,245      666,727
  Interest expense               40,458       40,000      120,902       40,000
  Other expenses                840,414      986,632    2,827,385    3,028,767
                              6,052,904   10,265,272   22,226,143   23,671,382
Income(loss) before
     income taxes            (3,260,916)     691,628   (2,518,932)  (1,273,909)
Income taxes                 (1,096,877)     295,880     (805,804)    (433,079)
Net income(loss)            $(2,164,039)   $ 395,748  $(1,713,128) $  (840,830)

Earnings(loss) per common share:
  Basic                         $ (0.43)      $ 0.08      $ (0.34)     $ (0.17)
  Diluted                       $ (0.43)      $ 0.07      $ (0.34)     $ (0.17)

Weighted average number of shares:
  Basic                       5,055,335    5,041,775    5,054,648    5,028,297
  Diluted*                    5,055,335    6,718,008    5,054,648    5,028,297

* Fully diluted average shares is computed giving effect to the potential exercise of the Company's exercisable outstanding options and warrants, using the modified treasury stock method, except where such calculation would be anti-dilutive.

           See notes to financial statements

                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
                Nine Months ended October 31, 1998

                                     COMMON
                                 STOCK $.01 PAR    ADDITIONAL     RETAINED
                                     VALUE      PAID-IN CAPITAL   EARNINGS
SHAREHOLDERS' EQUITY
   FEBRUARY 1, 1998                  $50,478      $7,807,752      $4,419,406
Net income (loss) for period                                      (1,713,128)
Exercise of Employee Stock Option         75           7,425
SHAREHOLDERS' EQUITY
    OCTOBER 31, 1998                 $50,553      $7,815,177      $2,706,278


                See notes to financial statements

                       M. H. Meyerson & Co., Inc.

                        Statement of Cash Flows
                           (Unaudited)
                  Nine Months ended October 31,

                                          1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                            $(1,713,128)        $(840,830)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation                                  265,481           273,138
  Change in assets and liabilities
    (Increase) decrease in:
      Receivable from clearing brokers       (1,442,311)       (4,374,081)
      Securities owned                        7,555,912        (1,035,799)
      Other current assets                     (137,761)          433,924
    Increase (decrease) in:
      Securities sold but not yet purchased  (1,341,722)        1,304,095
      Payable to clearing brokers            (2,868,462)                0
      Sales commission payable                 (790,036)          418,819
      Other liabilities and accrued items       138,853           692,737
      Net cash provided by (used in)
      operating activities                     (333,174)       (3,117,997)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments                                   240,318           608,663
  Fixed assets                                 (127,097)         (239,621)
      Net cash provided by (used in)
      investing activities                      113,221           369,042

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of Employee Stock Option               7,500            49,500
  Subordinated loan                                   0         2,000,000
      Net cash provided by (used in)
      financing activities                        7,500         2,049,500

NET INCREASE (DECREASE) IN CASH                (212,453)         (699,455)
CASH, BEGINNING OF PERIOD                     1,433,126         2,184,301
CASH, END OF PERIOD                          $1,220,673        $1,484,846

SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                            $170,000                $0
  Interest paid                                $120,902           $13,333

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

          The statement of financial condition as of October 31, 1998, the statements of operations for the three months and nine months ended October 31, 1998 and 1997, the statement of changes in stockholders' equity for the nine month period ended October 31, 1998, and the statements of cash flows for the nine months ended October 31, 1998 and 1997 have been prepared by the Company without audit. The statement of financial condition as of January 31, 1998 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 1998 and 1997 have been made.

          The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and nine months ended October 31, 1998 and 1997 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1998 Annual Report to Shareholders. The results of the periods ended October 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

          On October 31, 1998, the Company's aggregate indebtedness and net capital were $3,255,025 and $6,413,881 respectively, a ratio of 0.51 to 1.00.

                    M. H. Meyerson & Co., Inc.

Item 2.        Management's Discussion and Analysis

General

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

     Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 2 - Management's Discussion and Analysis of Results of Operations and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                              Percent of Total Revenues
                                             Nine Months Ended October 31,
                                                1998            1997

Net gain on securities transactions. . . . . .  74.8            78.3
Commissions. . . . . . . . . . . . . . . . . .   6.1             7.3
Underwriting . . . . . . . . . . . . . . . . .  14.4            11.3
Interest and other . . . . . . . . . . . . . .   4.7             3.1
                                               100.0           100.0
Clearing charges . . . . . . . . . . . . . . .  25.6            20.8
Compensation and benefits. . . . . . . . . . .  48.9            52.1
Rent and office. . . . . . . . . . . . . . . .  19.6            16.1
Professional fees. . . . . . . . . . . . . . .   3.8             3.0
Interest and other operating expenses. . . . .  15.0            13.7
Total expenses . . . . . . . . . . . . . . . . 112.9           105.7
Income(loss) before income taxes . . . . . . . (12.9)           (5.7)
Provision for income taxes . . . . . . . . . .  (4.1)           (1.9)
Net Income(loss) . . . . . . . . . . . . . . .  (8.8)           (3.8)

Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended October 31, 1998 compared with Quarter Ended October 31, 1997

     Total revenues for the quarter ended October 31, 1998 were $2,791,988, a 74.5% decrease from the $10,956,900 reported for the quarter ended October 31, 1997. This decrease is attributable mainly to a decrease in trading volume, and a one-time loss on a trading position related to a recent underwriting. There was also a decrease of $169,494, or 23.4% in underwriting revenue, and a decrease of 90.3%, or $495,489 in interest and other income.
     Clearing charges decreased from $1,913,505 to $1,293,454, a change of 32.4%. This is attributable to the decrease in the Company's trading volume.
     Compensation and benefits decreased from $5,733,940 to $2,345,384, representing a decrease of 59.1%. This was the result of the decreased trading volume and revenue during the quarter, coupled with the fact that a greater percentage of that volume was not profitable, due to the new order handling rules now in effect. Interest expense is due to a subordinated loan, which was effective on August 1, 1997.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 71% and 81% of total assets at October 31, 1998 and January 31, 1998 respectively.
     The Company finances its operations primarily with existing capital and funds generated from operations. The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

Year 2000

     The Company's internal accounting systems and the computers that run these systems have been audited and it has been confirmed that we do not expect them to be affected by the year 2000 'bug'. The Company's trading and customer transaction systems are supplied and managed by our clearing brokers and outside independent vendors. The Company is in the process of assessing what steps it must take to avoid being indirectly affected by potential year 2000 problems occurring in the systems of clearing brokers and other outside vendors. The Company does not expect to incur any significant expenditures related to year 2000 problems with its primary information systems. However, any failure by the Company's clearing organization or other outside vendors to adequately address the date change could have material adverse effect on the Company's financial condition and operations.

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

     (a)  Exhibits:

          Index of Exhibits as required by Item 601 of Regulation S-B.

          Exhibit Number      Description of Exhibit

               11        Calculation of Earnings per Share of
                         the Company                         pg. 10


     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the third quarter of fiscal year 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date: 11/30/98           By:   /s/ Michael Silvestri
                                        Michael Silvestri
                                        President and Chief Operating Officer




               Date: 11/30/98           By:   /s/ Eugene M. Whitehouse
                                        Eugene M. Whitehouse
                                        Vice President and Controller