Form 10-K405
period 1999-01-31
MEYERSON M H & CO INC /NJ/
filed 1999-04-29
CIK 913781

                    U. S. SECURITIES AND EXCHANGE COMMISSION
================================================================================
                             Washington, D.C. 20549

                                    FORM 10-K

         [ X ]     ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 31, 1999

         [   ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from                 to
                                                  ---------------

                         Commission File Number 0-23410

                           M. H. MEYERSON & CO., INC.
                 (Name of Small Business Issuer in its charter)

         NEW JERSEY                               13-1924455
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

  Newport Office Tower, 525 Washington Blvd., Jersey City, New Jersey 07310
             (Address of principal executive offices)    (Zip Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State issuer's revenues for its most recent fiscal year:  $ 33,879,822

         At April 7, 1999: (a) 5,527,335 shares of Common Stock, $0.01 par value, of the registrant (the "Common Stock") were outstanding; (b) 3,217,520 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of the Common Stock held by non-affiliates was $15,283,220 based on the closing average price of $4.75 per share on April 7, 1999.

         Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended January 31, 1999 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 1 - Business, Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Viability of Operating Results and elsewhere as appropriate. This Annual Report on Form 10-K, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Our Company, founded in 1960, is a registered securities broker-dealer and member of the NASD. We are a full service financial and investment banking firm which we regard as organized, for functional purposes, in eight (8) operational divisions:

1. Wholesale Trading and Market Making - Here we engage in buying and selling securities on behalf of our own trading accounts, usually with other dealers on the other side of a transaction. In market making transactions, we stand ready to buy or sell a particular security at a price quoted by us. As of March 1, 1999, we were market makers in approximately 3,100. We are a significant market maker in NASDAQ and bulletin board securities; these trading activities have historically accounted for the largest part of our revenues.

         We employ 38 securities traders and 25 assistant traders in this division. We incentivize our traders by structuring their compensation to accord them with a sliding scale percentage of trading profits or losses from their trading accounts, after deduction of general expenses. Our management and compliance personnel supervise these trading activities and require the maintenance of reserves and trading position limits by these personnel so as to attempt to mitigate trading losses. In so doing, we are in rigorous compliance with NASDAQ and other regulatory requirements as well as the traditional standards of commercial honor in conducting the brokerage business.

2. Correspondent Services - We provide execution services, primarily to retail service firms and other customers, who wish to use our expertise to enable them to purchase or sell securities on behalf of their retail customers. Among our clients are large retail firms, discount securities brokers, banks and financial institutions. We provide almost instant execution of customer orders for these clients at very competitive costs.

3. Retail Securities Services - We have approximately 14,500 retail customer accounts which we service through 52 licensed registered representatives, of whom 25 also hold higher licenses as registered securities principals. Our clients consist of individuals and institutions, many of whom are sophisticated securities investors and who have maintained their accounts with us for a lengthy period of time. Our retail customer accounts are carried on a "fully disclosed" basis by Bear, Stearns Securities Corp., members of the New York and other principal stock exchanges, pursuant to a clearing agreement. This agreement provides that customer securities positions and credit balances held at Bear, Stearns Securities Corp. are insured for an unlimited amount; this includes $500,000 coverage by Securities Investors Protection Corp, which maintains $100,000 coverage of cash balances.

4. Institutional Sales - Our institutional sales division maintains accounts with hundreds of investment and mutual funds, foreign and domestic banks, investment trusts and other institutional investment vehicles. These institutional clients are serviced by six of our sales, investment and research staff.

5. Investment Banking - We have long focused our efforts in the investment banking sector, where we assist small growing companies in the structure and planning of their business activities and their capital-raising plans. Our 10 investment banking professionals bring vast experience to the evaluation of developmental and growth companies who, in our judgment, have the potential, through business, management, proprietary assets and other factors, to become successful public enterprises. Among our activities in this field, we assist early capital formation by way of private placements of equity securities, and assist more mature enterprises in the structuring of public offerings. We bring value to these clients by assisting their business plans, growth strategies, and expansion potential while also identifying and advising them as to strategic alliances, mergers, acquisitions and divestitures.

         Since 1990, we have managed or co-managed 30 initial public offerings and secondary offerings and acted as placement agent for over 20 private placements of securities, thereby raising for our clients more than $460,000,000.00 for their capital formation activities. We favor small companies in fields offering rapid potential growth, such as computer software, electronic commerce, medical products and pharmaceuticals.

         Our investment banking division also prepares and disseminates research reports on publicly traded companies which we believe present special opportunities for purchase and investment by our clients and others.

6. Fixed Income - Since 1997, we acted as manager or co-manager for various offerings of municipal bonds raising approximately $140,000,000 for state and local entities. We also acted as participants in selling groups, which increases our ability to offer this type of investment to our clients. Our fixed income department, comprised of 13 professionals, also advises clients on investments in municipal, government and corporate bonds.

7. Syndicate - These activities have resulted in our being included in approximately 197 equity underwritings since 1990. These are in addition to equity offerings we have managed as underwriter or co-underwriter in that time period. By virtue of participating in these syndicates and underwriting activities, we are able to offer our institutional and retail clients the ability to participate in these placements of what we view as highly attractive offerings.

8. Emeyerson.com Electronic Trading Subsidiary - On January 29, 1999, we organized our Emeyerson.com Inc. subsidiary. At this date, we own over 80% of this subsidiary, and have raised approximately $950,000 by private placements of its stock, to point it to the commencement of business. Emeyerson has filed its broker-dealer registration which is now in the process of review and comment by the NASD and SEC. We are also preparing to register Emeyerson as a broker-dealer in substantially all of the states. We anticipate that, by the latter part of this calendar year, Emeyerson's registration process will have been completed at the national level and will be ongoing and continuing at the state level. While the early stages of Emeyerson's development are being assisted by our parent company, we are interviewing and preparing to have Emeyerson hire executive and financial management which will assist it in commencing its activities as a retail online brokerage company. We intend to have Emeyerson license a cost efficient and fast electronic trading system, including an instantaneous order input and execution system so that our customers may, through their home computer or other devices, purchase and sell stocks and other equity securities.

         Our goal, through Emeyerson, will be to present investors with a convenient, cost-effective manner in which to execute their transactions and receive a vast array of current, constantly updating financial information, consisting of investment reports, charts, and instantaneous trading quotations.

Corporate Strategy

         As we enter our fortieth anniversary year of investment banking, our goal and strategy is to maintain our historic strengths in market making, investment banking and capital formation activities while expanding our product base and capabilities, on a well planned and controlled scale. We plan to do this by:

o Utilizing the latest electronic trading and information technology. We have increased our trading and access to markets and information to meet the new trading rules. We have, among other thing, linked a number of automated trading systems to our arsenal, such as Selectnet, Redi, Instinet and other electronic communications networks, and the automated ticketless Brass trading program. The Brass system, which, in effect, makes trading "paperless", enhances the ability of our traders to focus on market conditions by eliminating the prior administrative burden incumbent in trading. The Selectnet, Redi and Instinet networks link us with trading partners throughout the United States, including other brokerage firms, block trading desks and specialists on the regional exchanges. These systems provide us with access into every major securities exchange on a worldwide basis. We also employ the Autex electronic volume monitoring system, which permits us to determine our overall volume of trading as well as our relative trading volume in a specific security. During Calendar 1998, Autex reported that we ranked 24th in total market making volume in NASDAQ and bulletin board securities.

o Our electronic commerce and internet investment banking activities are being expanded to cover:

         1. Raising private placement or other funding for small but dynamically expanding electronic commerce entities, while sometimes investing in these operations to secure a minority position in the shareholdings for our firm.

         2. Analyzing the needs of clients involved in these fields so that we may advise them in acquiring other operations or expanding their domain sites and activities to encompass other related businesses, which utilize the same basic technology and skills. In this regard, we are helping finance and advise an electronic auction site, an internet [general commerce site] and similar enterprises.

o Strategic Alliances with Other Institutions - Since we view the securities industry and financial industries in general as involved in a vast expansionist phase - both horizontally by taking on a variety of banking, financial and securities products - and vertically by linking up European, Far Eastern and American firms - we intend to explore these possibilities for ourselves as well. We will do this so that:

         1. We are able to offer our retail and institutional clients a wider variety of products;

         2. We gain access to other products and overseas markets for our customers;

         3. We are able to make available to overseas parties the ability to gain access to U.S. securities markets and financial products.

         In this way, we seek to add value for our stockholders, provide greater services for our clients, and participate in the product and global expansionist surge of securities and financial firms. The movement to greater communications resources and electronic commerce, through the Internet and otherwise, has accelerated these trends. We intend to participate, but only after carefully examining the risks and potential rewards involved so that we are not exposing ourselves to significantly greater financial risk in the implementation of our strategic plans. We also will move forward only if we are able to assure ourselves and our clients of being able to continue to provide at least the same personalized and professional servicing of their financial needs and accounts that we have historically provided to them.

Operations

         We do not hold client funds or securities and do not directly process back office operations. We clear most transactions for our institutional clients and all transactions for our own proprietary trading accounts, with Spear, Leeds & Kellogg, Inc., members of the New York Stock Exchange and other principle stock exchanges. We clear all transactions for our retail customers with Bear Stearns Securities Corp., a firm which clears for more brokers than any other national entity. All clearing activities are carried on a fully disclosed basis with our customers. These clearing services are furnished to us and our clients for a fee and include billing, custody of securities, credit review (including for margin accounts) and similar activities. However, if our customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on "margin" accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses. We maintain our back office and compliance divisions to supervise our activities generally and to ensure financial and regulatory compliance with applicable rules.

Vendors

         We employ a multitude of third party vendors which supply us with information services and software, including stock quotations, stock trading charts, news and financial data. We have alternate sources for these services and, accordingly, do not consider ourselves dependent on any one or more of these suppliers.

Competition

         The securities industry is very competitive and, with technical innovation, is becoming even more so. Accordingly, we seek to compete, based upon our traditional strengths built up over a forty year period of time of:

         o    quality
         o    efficiency
         o    price
         o    reliability of our trading abilities
         o    our reputation in the markets and with other market professionals
         o    relationships with our institutional and retail clients
         o    our skilled and experienced management team
         o    research data

We also utilize what we consider the best and most reliable of technological advances in order to compete and maintain the quality of services provided. We are competing with a galaxy of large and small brokerage firms which utilize both traditional methods and electronic commerce to transact their business.

         We encounter intense competition in all aspects of the securities business and compete directly with other securities firms, a significant number of which have substantially greater capital and other resources. Many of these competitors now offer a wider range of financial services although our strategy is to bridge this gap by broadening our product line. In addition to competition from firms currently in the securities business there has recently been increasing competition from other sources such as commercial banks and insurance companies offering financial services. We believe that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. We and our competitors also directly solicit potential customers and furnish investment research publications to investors in an effort to hold and attract existing and potential clients.

Government Regulation

         The securities industry in the United States is subject to extensive regulation under both federal and state laws. We are registered as a broker/dealer with the SEC. Much of the regulation of broker/dealers has been delegated to self-regulated organizations, principally the NASD and national securities exchanges such as NASDAQ. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

         Regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, but not with protecting the interests of our stockholders. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

Net Capital Requirements

         The SEC, NASD and various other regulatory agencies have rigid rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule which we must comply with. Net capital is defined as assets minus liabilities plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, on a stringent basis. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

         As of January 31, 1999, we were required to maintain minimum net capital, in accordance with SEC rules, of $1,000,000 and had total net capital of approximately $9,445,000 or approximately $8,445,000 in excess of our minimum net capital requirements.

         If we fail to maintain the required net capital we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit our operations that require the intensive use of capital and could limit our ability to expand our business. The net capital rules also could restrict our ability to withdraw capital, which could limit our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

Personnel

         As of March 31, 1999, we employ a total of 182 full-time persons, whose primary roles are: 3 engaged in executive management, 5 accounting, 6 compliance, 18 back office personnel, 5 retail clerical, 52 retail representatives, 6 institutional/research, 11 investment banking, 63 trading and 13 bonds and fixed income. Our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

         Our registered representatives are required to take examinations administered by the NASD and state authorities in order to be qualified to transact business. Our success will depend on our ability to hire and retain additional qualified trading, technical and financial personnel, who are generally in high demand.

ITEM 2.  DESCRIPTION OF PROPERTIES

Facilities

         We currently lease approximately 30,000 sq. ft. of space in an office building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011. We paid rent on this office for the years ended January 31, 1999 and January 31, 1998 totaling $950,848 and $912,321, respectively.

         In addition, we also pay maintenance charges for additional space in Aventura, Florida, under an agreement with our Chairman and principal stockholder, Martin H. Meyerson, who owns the property in question. This space is primarily used for entertainment and investment banking purposes. The total maintenance charges for the years ending January 31, 1999 and 1998 were $10,440 and $10,440, respectively. We also pay rent for space in

New York City, New York which is leased in the name of Martin H. Meyerson. This property is also used primarily for entertainment and investment banking purposes. The total rent paid on this space for the years ended January 31, 1999 and 1998 were $35,315 and $31,310, respectively. The maintenance charges paid on the Florida property are the actual maintenance charges billed each month, and the rent paid on the New York property is the actual rent specified in the lease between Martin H. Meyerson and the building's landlord. We believe that it is similar to what would be paid for a comparable property leased on an arm's length basis. Neither of these properties is the permanent residence of Martin
H. Meyerson.

         It is the opinion of our management that all these properties are adequately covered by our insurance policies.

ITEM 3.  LEGAL PROCEEDINGS

         Our business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of duty. We are covered for fraud and unauthorized trading under our broker's blanket bond.

         In the ordinary course of business, we and our principals are, and may become a party to legal proceedings or arbitrations. We are not currently involved in any legal proceedings or arbitrations, the outcome of which is expected to have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         In connection with our initial public offering of our stock, consummated January 18, 1994, we sold an aggregate of 2,300,000 units of securities for $4.00 per unit, each unit consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Warrants") exercisable at $4.50, and received net proceeds of $7,580,948 therefrom. As of January 19, 1999, none of the Warrants had been exercised, and they expired, as scheduled.

         From January 19, 1994 to March 17, 1994, our securities were traded on the "Small Capitalization" market of NASDAQ. Since March 18, 1994, our Common Stock has been traded on the NASDAQ - National Market.

         The following sets forth for the fiscal quarters as indicated the high and low bid closing quotations for our Common Stock on the NMS from February 1, 1996 through January 31, 1999. This information reflects interdealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                      Common Stock
                                                   High          Low

         Fiscal Year 1997

                  1st Quarter                     $2.53         $1.78
                  2nd Quarter                     $4.31         $2.47
                  3rd Quarter                     $3.75         $2.88
                  4th Quarter                     $4.06         $2.38


         Fiscal Year 1998

                  1st Quarter                     $6.31         $4.13
                  2nd Quarter                     $6.38         $4.88
                  3rd Quarter                     $6.38         $4.94
                  4th Quarter                     $5.38         $3.69

         Fiscal Year 1999

                  1st Quarter                     $4.50         $1.75
                  2nd Quarter                     $2.31         $1.44
                  3rd Quarter                     $1.75         $0.66
                  4th Quarter                     $2.56         $0.69


         The number of shareholders of record of our Company's Common Stock on March 31, 1999 was approximately 50, and the number of beneficial holders of our Common Stock is estimated by us to be approximately 4,200.

ITEM 6.  SELECTED FINANCIAL DATA

         The historical selected financial data set forth below for the three years ended January 31, 1999 are derived from the Company's Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Vincent R. Vassallo, independent certified public accounts, whose report on the financial statements appears elsewhere.

                                                                     January 31,
                                            ---------------------------------------------------------------
                                                   1999                  1998                  1997
                                                   ----                  ----                  ----
Balance Sheet Data:

Assets                                         $21,577,799          $ 24,526,907          $ 23,702,300

Liabilities                                      7,021,214            10,249,271             9,759,700

Subordinated Liability                           2,000,000             2,000,000                     0

Shareholders' Equity                            12,556,585            12,277,636            13,942,600




Statement of Operations Data:                                   Year Ended January 31,
                                            ---------------------------------------------------------------
                                                   1999                  1998                  1997
                                                   ----                  ----                  ----

Revenues

Net gain on securities transactions            $ 28,784,099          $ 20,637,323          $ 34,214,505

Underwriting                                      2,966,120             3,254,395             4,811,399

Commissions                                       1,728,938             2,025,672             2,396,754

Interest and other revenue                          400,665             1,540,174               463,937
                                              -------------         -------------         -------------
         Total Revenues                          33,879,822            27,457,564            41,886,595
                                              -------------         -------------         -------------

Expenses

Compensation and benefits                        16,451,594            14,383,715            22,226,110

Clearance charges                                 7,328,909             6,233,720             6,467,259

Communications                                    3,544,838             3,411,166             3,260,963

Professional fees                                   916,005               973,902             1,416,519

Occupancy and equipment costs                       996,603               954,071               461,874

Other operating expenses                          4,185,103             4,180,770             4,788,042
                                              -------------         -------------         -------------
         Total Expenses                          33,423,052            30,137,344            38,620,767
                                              -------------         -------------         -------------
Income (Loss) Before Taxes                          456,770           (2,679,780)             3,265,828

Provision For Income Taxes                          220,321             (960,316)             1,445,865
                                              -------------         -------------         -------------
Net Income                                        $ 236,449         $ (1,719,464)           $ 1,819,963
                                              =============         =============         =============

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in our Statement of
Operations:

                                                Percent of Total Revenues
                                                -------------------------

                                                  Year Ended January 31,
                                                  ----------------------

                                                1999       1998        1997
                                                ----       ----        ----


Net gain on securities transactions               85         75          82

Underwriting                                       9         12          11

Commissions                                        5          7           6

Interest and other                                 1          6           1
                                             ---------  ---------  ----------
                                                 100        100         100
                                             ---------  ---------  ----------

Compensation and benefits                         49         52          53

Clearance charges                                 22         23          16

Communications                                    10         12           8

Professional fees                                  3          4           3

Occupancy and equipment costs                      3          4           1

Other operating expenses                          12         15          11
                                             ---------  ---------  ----------
         Total expenses                           99        110          92
                                             ---------  ---------  ----------
         Income before income taxes                1       (10)           8

         Provision for income taxes                *        (4)           3
                                             ---------  ---------  ----------

         Net income                                1        (6)           4
                                             =========  =========  ==========


* represents amount less than 1%


Calculation of Earnings Per Share

         The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Fiscal Year 1999 Compared with Fiscal Year 1998

         Total revenues in fiscal year 1999 increased to $33,879,822 from $27,457,564, or 23.4%. This is attributable mainly to the 39.5% increase in trading revenue, offset by decreases in underwriting, commissions, and interest and other revenue of 8.9%, 14.6%, and 74.0% respectively.

         We believe that the increase in trading revenue is due to a significant increase in volume, credited in large part, to the explosion in retail internet and electronic trading activity. We were able to acclimate ourselves to the new trading and technological environmental which had pressured our volume and profitability in the prior fiscal year but was now contributing to the up-surge in our trading revenue.

         Compensation and benefits increased from $14,383,715 to $16,451,594, a change of 14.4%. This resulted from increased commissions and draws to our personnel, generated by the increase in trading revenues.

         Clearing charges increased 17.65 from $6,233,720 to $7,328,909, which was also due to increased volume.

         Communications charges increased slightly by 3.9%, from $3,411,166 to $3,544,838.

         Other operating expenses, comprising professional fees, research fees, occupancy, and various other operating costs decreased slightly from $6,108,743 to $6,097,711.

         Net income for fiscal year 1999 was $236,449, compared with a loss of ($1,719,464) reported for fiscal 1998. The return to profitability was due to the increase in gross revenues, mainly due to increased trading volume and margins.

Fiscal Year 1998 Compared with Fiscal Year 1997

         Total revenues in fiscal year 1998 decreased to $27,457,564 from $41,886,595, or 34.4%. This is largely attributable to a 39.7% decrease in trading revenues and a 32.4% decrease in underwriting revenue, along with a smaller decrease in commissions, offset partially by an increase of 232.0% in interest and other revenue.

         We believe that a significant portion of the decrease in revenue was due to the new order handling rules which took effect during the fiscal year 1998. Trading volume was lower, but not to the extent of the drop in revenues. A not insignificant percentage of our trades last year were done at little or no gross profit, due to the new rules' mechanisms. We also generated greater revenue from the fixed income and investment banking areas, to replace some of the lost revenue caused by the change in the equity marketplace.

         Compensation and benefits decreased from $22,226,110 to $14,383,715, a change of 35.3%. This resulted primarily from lower draws and commissions to retail representatives and brokers, due to the lower revenue.

         Clearing charges decreased from $6,467,259 to $6,233,720, representing a decrease of approximately 3.6%.

         Communications charges increased 4.6% from $3,260,963 to 3,411,166 as we geared up with new trading systems to meet the challenge of the changes in rules and electronic trading expansion.

         Other operating expenses, comprising professional fees, research fees, occupancy, and various other operating costs decreased from $6,666,435 to $6,108,743, a decrease of 8.4%. Components of this decrease were expenses for professional fees, and miscellaneous other expenses, partially offset by an increase in occupancy costs.

         We reported a net loss of ($1,719,464) for the fiscal year ended January 31, 1998, as contrasts with the net profit of $1,819,963 reported for fiscal 1997. This change was primarily caused by the reduction in revenue experienced, due mainly to the imposition of new order handling rules during the year.

Viability of Operating Results

         We, like other securities firms, are directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for our investment banking services. All of these factors have an impact on our net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability can be adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications and occupancy charges and equipment costs remain relatively fixed.

Liquidity and Capital Resources

         Our statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 87% and 81% of total assets at January 31, 1999 and January 31, 1998 respectively.

         We finance our operations primarily with existing capital and funds generated from operations. In April, 1999, we sold 500,000 shares of our newly issued common stock to several large investors at a price of $5.00 per share, or an aggregate of $2,500,000.00. The net proceeds of this sale were added to our working capital and, accordingly, strengthened our liquidity and capital resources. We believe that existing capital and cash flow from operations will be sufficient to meet our cash requirements.

Year 2000 Issues

         We would be materially adversely affected if there are any failures or interruptions in service resulting from the inability of our computing systems or any third-party's systems to recognize the year 2000. We have devised a plan and have substantially completed a review and assessment of all hardware and software and believe that such hardware and software are substantially year 2000 compliant so that the computer programs do not cease functioning because of an inability to process on a date occurring from and after January 1, 2000. Our review has not revealed any year 2000 issues that cannot be remediated in a timely and cost efficient manner. We are highly dependent upon third-party financial information vendors, telecommunications suppliers and our clearing brokers. We have sent letters to a number of these third parties requesting assurances of their compliance and these parties have generally advised us that their review of their operating systems indicate that their operating systems are year 2000 compliant or will be year 2000 compliant in a timely manner. We are currently developing a contingency plan in the event that any third parties with which we do business have any material year 2000 compliance problems. We do not expect to incur any significant expenditures related to year 2000 problems with our primary information systems. However, any failure by our clearing organization or other outside vendors to adequately address the date change could have a material adverse effect on our financial condition and operations.

ITEM 8   FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Public Accountants  .................................. 13

Statements of Financial Condition
     at January 31, 1999 and 1998 ...........................................14

Statements of Operations for the years
     ended January 31, 1999, 1998 and 1997...................................15

Statements of Stockholders' Equity for the years
     ended January 31, 1999, 1998 and 1997 ..................................16

Statements of Cash Flows for the years
     ended January 31, 1999, 1998 and 1997 ..................................17

Notes to Financial Statements................................................18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
M. H. Meyerson & Co., Inc.

         We have audited the accompanying statements of financial condition of
M. H. Meyerson & Co., Inc. as of January 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M. H. Meyerson & Co., Inc., as of January 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.

                                      VINCENT R. VASSALLO, CPA

Sea Cliff, New York
March 19, 1999

                           M. H. MEYERSON & CO., INC.
                        STATEMENT OF FINANCIAL CONDITION

                                                                               JANUARY 31,

                              ASSETS                                     1999                 1998
                              ------                                     ----                 ----

  Cash and cash equivalents                                        $  2,454,100         $  1,433,126

  Receivable from clearing brokers (Note 3)                           5,605,947            4,106,384

  Securities owned - at market value (Notes 2 and 3)                 10,641,496           13,539,455

  Income tax refunds receivable (Notes 2 and 5)                               -              756,758

  Investments - not readily marketable (Note 2)                         710,171            2,348,421

  Property and equipment, net (Notes 2 and 3)                         1,479,044            1,635,600

  Other assets                                                          687,041              704,163
                                                                   ------------         ------------

                           TOTAL ASSETS                            $ 21,577,799         $ 24,526,907
                                                                   ============         ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  Securities sold, but not yet purchased - at market value
            (Notes 2 and 3)                                         $ 1,852,237          $ 3,474,601

  Payable to trading representatives                                  3,967,337            2,756,111

  Payable to clearing brokers (Note 3)                                        -            2,868,462

  Other liabilities and accrued expenses (Note 3)                     1,201,640            1,150,097
                                                                   ------------         ------------

                         TOTAL LIABILITIES                            7,021,214           10,249,271
                                                                   ------------         ------------

  COMMITMENTS (Note 6)

  SUBORDINATED LOAN (Note 7)                                          2,000,000            2,000,000
                                                                   ------------         ------------

  SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, 25,000,000 shares
   authorized, 5,090,335 and 5,047,835 shares issued and
   5,090,335 and 5,047,835 shares outstanding at
  January 31, 1999 and 1998                                              50,903               50,478

  Additional paid-in capital                                          7,849,827            7,807,752

  Retained earnings                                                   4,655,855            4,419,406
                                                                   ------------         ------------

                    TOTAL SHAREHOLDERS' EQUITY                       12,556,585           12,277,636
                                                                   ------------         ------------

                       TOTAL LIABILITIES AND
                       SHAREHOLDERS' EQUITY                        $ 21,577,799         $ 24,526,907
                                                                   ============         ============


         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                             STATEMENT OF OPERATIONS

                                                                                      YEAR ENDED JANUARY 31,
                                                                                      ----------------------

REVENUES                                                                  1999               1998                 1997
                                                                   -----------------  ----------------    -----------------
         Net gain on securities transactions                         $ 28,784,099         $20,627,323        $ 34,214,505

         Underwriting                                                   2,966,120           3,254,395           4,811,399

         Commissions                                                    1,728,938           2,025,672           2,396,754

         Interest                                                         214,384             217,294             380,752

         Net gain on investments and disposal of assets                   186,281           1,322,880              83,185
                                                                   ---------------    ----------------    ----------------
                  TOTAL REVENUES                                       33,879,822          27,457,564          41,886,595
                                                                   ---------------    ----------------    ----------------


EXPENSES

         Compensation and benefits                                     16,451,594          14,383,715          22,226,110

         Clearance charges                                              7,328,909           6,233,720           6,467,259

         Communications                                                 3,544,838           3,411,166           3,260,963

         Professional fees                                                916,005             973,902           1,416,519

         Occupancy and equipment costs (Notes 4 and 6)                    996,603             954,071             461,874

         Other operating expenses                                       4,185,103           4,180,770           4,788,042
                                                                   ---------------    ----------------    ----------------

                  TOTAL EXPENSES                                       33,423,052          30,137,344          38,620,767
                                                                   ---------------    ----------------    ----------------
                  INCOME (LOSS) BEFORE INCOME TAXES AND TAX
                  BENEFITS                                                456,770          (2,679,780)          3,265,828

                  Provision for income taxes and (tax benefits)
                  (Notes 2 and 5)                                         220,321            (960,316)          1,445,865
                                                                   ---------------    ----------------    ----------------
                  NET INCOME (LOSS)                                  $    236,449         $(1,719,464)       $  1,819,963
                                                                   ===============    ================    ================
                  BASIC EARNINGS (LOSS) PER SHARE OF COMMON
                  STOCK (Note 2)                                     $     0.05           $  (0.34)          $    0.36
                                                                   ===============    ================    ================
                  DILUTED EARNINGS (LOSS) PER SHARE OF COMMON
                  STOCK (Note 2)                                     $     0.04           $  (0.34)          $    0.33
                                                                   ===============    ================    ================
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         5,056,068           5,032,262           4,990,685
                                                                   ===============    ================    ================

                  DILUTED WEIGHTED AVERAGE NUMBER OF SHARES
                  OUTSTANDING                                           5,543,784           5,032,262           5,521,016
                                                                   ===============    ================    ================


         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997



                                         COMMON
                                          STOCK           ADDITIONAL
                                        $.01 PAR            PAID-IN            RETAINED       LOANS TO OFFICERS FOR
                                          VALUE             CAPITAL            EARNINGS      PURCHASE OF COMPANY STOCK
  SHAREHOLDERS' EQUITY
   FEBRUARY 1, 1996                    $     49,833       $ 7,743,897         $ 4,318,907        $  (57,500)

  Officer loan repayment                                                                             57,500

  Options exercised                             100             9,900

  Net income for year                                                           1,819,963
-------------------------------------------------------------------------------------------------------------
  SHAREHOLDERS' EQUITY
    JANUARY 31, 1997                         49,933         7,753,797           6,138,870               $ 0

  Options exercised                             545            53,955

  Net (loss) for year                                                          (1,719,464)

-------------------------------------------------------------------------------------------------------------
  SHAREHOLDERS' EQUITY
  JANUARY 31, 1998                           50,478         7,807,752           4,419,406               $ 0

  Options exercised                             425            42,075

  Net income for year                                                             236,449
-------------------------------------------------------------------------------------------------------------

  SHAREHOLDERS' EQUITY
   JANUARY 31, 1999                    $     50,903       $ 7,849,827         $ 4,655,855               $ 0
=============================================================================================================



         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                             STATEMENT OF CASH FLOWS

                                                                                         YEAR ENDED JANUARY 31,
                                                                                         ----------------------
                                                                              1999                  1998                1997
                                                                        ----------------      ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                            $ 236,449          $ (1,719,463)        $ 1,819,963

      Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Depreciation                                                         372,175               373,256             535,592

         Change in assets and liabilities:

              (Increase) decrease in:

                  Receivable from clearing brokers                         (1,499,563)           (1,086,437)          5,312,639

                  Securities owned                                          2,897,959                (3,411)         (4,768,219)

                  Income taxes receivable                                     759,758               179,808            (939,566)

              Increase (decrease) in:

                  Securities sold, but not yet purchased                   (1,622,364)              (19,112)            623,496

                  Payable to trading representatives                        1,211,226            (1,915,428)          1,105,186

                  Payable to clearing brokers                              (2,868,462)            2,868,462                   -

                  Income taxes payable                                              -                     -            (501,869)

                  Other liabilities and accrued expenses                       51,543              (444,351)          1,208,038
                                                                         ---------------       ---------------    ---------------
                  Net cash provided by (used in) operating
                  activities                                                 (444,157)           (1,908,069)          4,276,363
                                                                         ---------------       ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Investments                                                           1,638,250              (649,337)        (1,368,863)

      Purchase of property and equipment                                     (215,619)             (248,269)        (1,609,296)
                                                                         ---------------       ---------------    ---------------
                  Net cash used in investing activities                     1,422,631              (897,606)        (2,978,159)
                                                                         ---------------       ---------------    ---------------
CASH FLOW FROM FINANCING ACTIVITIES:

      Subordinated loan                                                             -             2,000,000                   -

      Options exercised                                                        42,500                54,500              10,000

      Loans to officers repayment                                                   -                     -              57,500
                                                                         ---------------       ---------------    ---------------
                  Net cash provided by (used in) financing
                  activities                                                   42,500             2,054,500              67,500
                                                                         ---------------       ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                             1,020,974              (751,175)          1,365,704

CASH, BEGINNING OF YEAR                                                     1,433,126             2,184,301             818,597
                                                                         ---------------       ---------------    ---------------
CASH, END OF YEAR                                                          $2,454,100           $ 1,433,126         $ 2,184,301
                                                                         ===============       ===============    ===============
SUPPLEMENTAL CASH FLOW INFORMATION

      Income taxes paid                                                     $ 170,000           $         -         $ 2,887,300
                                                                         ===============       ===============    ===============
      Interest paid                                                         $ 157,669           $    67,556         $         -
                                                                         ===============       ===============    ===============

         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 1999, 1998 AND 1997

1. ORGANIZATION

Our Company is a registered broker-dealer under the Securities and Exchange Act of 1934 which provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations.

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

Security Transactions

Our customers' securities transactions are recorded on a settlement date basis, which is generally three business days after trade date with related revenues and expenses recorded on a trade date basis. Our securities transactions are recorded on a trade date basis. Securities traded on a national securities exchange are valued at the last sales price on January 31, 1999, 1998 and 1997. Securities traded on the over-the-counter market are valued at the bid price for securities owned and at the ask price for securities sold but not yet purchased. Unrealized gains and losses on security transactions are reflected in income.

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

Income Taxes

We have adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". There are no temporary differences between tax and financial reporting.

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

Securities Owned

Approximately seventy-four percent of securities owned consist of over-the-counter stocks and approximately twenty-four percent consist of fixed income securities.

Property and Equipment

Property and equipment consists of the following:

                                                                               January 31,
                                                                               -----------

                                                               1999                 1998                  1997
                                                           ------------------------------------------------------
  Office furniture and equipment                           $ 1,641,851          $ 1,426,232           $ 1,244,733

  Leasehold improvements                                       838,375              838,375               734,035

  Vehicles                                                      34,994               34,994               128,797
                                                           ------------------------------------------------------

                                                             2,515,220            2,299,601             2,107,565

  Less accumulated depreciation and amortization             1,036,176              664,001               346,977
                                                           ------------------------------------------------------

                                                           $ 1,479,044          $ 1,635,600           $ 1,760,588
                                                           ======================================================


Securities Sold, but not yet Purchased

Securities sold but not yet purchased represent obligations of our company to deliver the specified securities at some point in the future, thereby creating a liability to purchase these securities at prevailing market prices in effect at that time. Approximately ninety-five percent of securities sold, but not yet purchased consist of over-the-counter stocks and approximately five percent is fixed income securities.

There is a market risk associated with these securities if the security price increases and the securities have to be purchased at a higher price to cover the positions. There is no margin requirement for these transactions. We seek to control the risks associated with these positions by closely monitoring the market fluctuations of the prices for these securities.

Payable to Trading Representatives

Payable to trading representatives represents commissions earned by market makers and retail representatives. Market makers are required to maintain a balance with our company equivalent to approximately twenty-five percent of their net trading positions. The remaining balance of commissions is available for immediate withdrawal.

Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses consist of:


                                                                     January 31,

                                                        1999          1998             1997
                                                    -------------------------------------------
  Accrued salaries, taxes and fringe benefits       $   135,981     $   141,530     $   116,145

  Other accrued liabilities                           5,032,996       3,764,678       1,478,302
                                                    -------------------------------------------

                                                    $ 5,168,977     $ 3,906,208     $ 1,594,447
                                                    ===========================================


4. RELATED PARTY TRANSACTIONS

Transactions with related parties are summarized as follows:


                                                                    Year ended
                                                                    January 31,

                                                            1999          1998        1997
                                                           ----------------------------------
  Maintenance charges paid on space owned by the
  principal shareholder (included in rent expense)         $ 10,440     $ 10,440     $ 17,977

  Rent for space which is leased in the name of the
  principal shareholder                                    $ 35,315     $ 31,310     $ 31,310

5. INCOME TAXES

The provision for income taxes is as follows:

                                                      Year ended
                                                      January 31,

                                       1999            1998             1997
                                     ------------------------------------------
  Current tax expense(benefit)

  Federal                            $220,321      $ (960,316)      $ 1,120,057

  State                                   -               -             325,808
                                     ------------------------------------------

                                     $220,321      $ (960,316)      $ 1,445,865
                                     ==========================================

A reconciliation from the statutory federal income tax rate to the effective tax rate is as follows:


                                                        Year ended
                                                        January 31,

                                               1999        1998        1997
                                               ------------------------------
                 U.S. statutory rate           34.0%       (34.0)%       34.0%

  State taxes, net of federal benefit              -            -        6.6

  Other                                        14.2         (1.8)        3.7
                                               ------------------------------
                                               48.2%       (35.8)%      44.3%
                                               ==============================

6. COMMITMENTS

Lease Commitments

We signed a 15 year lease for new office space, effective August 1, 1996, and added additional space effective March 15, 1997. In addition we also pay rent for additional space under agreements with the principal shareholder.

Minimum annual rental and lease commitments for all office space with a remaining term of one year or more at January 31, 1999 are as follows:

  Year ending January 31,

  2000                                                          $    793,040

  2001                                                               793,040

  2002                                                               824,725

  2003                                                               856,400

  2004                                                               856,400

  Remainder through July 31, 2011                                  6,607,300
                                                                ------------
     Net minimum lease payments                                 $ 10,730,905
                                                                ============

Rent expense for the years ended January 31, 1999, 1998 and 1997 was $996,603, $954,071 and $429,459 respectively.

Employment Agreements

We have employment agreements with Martin H. Meyerson, Chairman and Chief Executive Officer, and Michael Silvestri, President and Chief Operating
Officer. The agreements provide for base annual compensation of $600,000 and $200,000 respectively. The agreements were for a three (3) year period from October, 1993 and were renewed automatically for succeeding periods of one year. In the event that we terminate, without cause, the employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation.

7. SUBORDINATED LOANS

Our company entered into a NASD approved subordinated loan agreement with Spear, Leeds & Kellogg, dated June 3, 1997 and effective August 1, 1997. The amount is $2,000,000 and matures on August 31, 1999. It is subject to monthly interest payments at the rate of half a percent below the Prime Rate and is unsecured.

8. NET CAPITAL REQUIREMENT

As a registered broker-dealer, our company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Act of 1934. The basic concept of the rule of liquidity is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

Our company's aggregate indebtedness and net capital were $ 5,168,977 and $ 9,444,564 on January 31, 1999, $ 6,774,670 and $ 6,952,975 on January 31, 1998
and $ 6,265,987 and $ 6,908,273 on January 31, 1997 respectively, with ratios of .55, .97 and .91 to 1.00.

9. STOCK OPTIONS

Our company established an employee stock option plan administered by the Board of Directors. Under the plan, options may be granted to employees of our company and other qualified individuals up to an aggregate of 2,500,000 shares of Common stock. As of January 31, 1999, 1,993,000 options have been granted under this plan, 1,801,000 of which became exercisable as of January 31, 1999 and the balance will become exercisable at varying times through April, 2000. The outstanding options have exercise prices of $1.00 to $3.50 per share. 107,000 options were exercised and 1,886,000 are outstanding.

10. STOCK-BASED COMPENSATION

Our company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for stock option awards only if the quoted market price (or estimated fair market value of the stock prior to the stock becoming publicly traded) is greater than the amount the employee must pay to acquire the stock.

Our company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options granted under the plan. Had compensation cost been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS 123, there would have been no material effect on our company's net income and earnings per share.

The exercise price of each option granted under the plan is determined by our company's Board of Directors at the time of grant. The exercise price of incentive stock options must be at least equal to the fair market value of our company's stock on the date of the grant.

11. YEAR 2000 ISSUE (UNAUDITED)

Our company has developed a plan to be year 2000 compliant. Our management estimates that the expense of year 2000 issues will not have a material impact on the financial position of our company or the results of its operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors are as follows:


         Name                 Age           Position with Company

  Martin H. Meyerson          68     Chairman, Chief Executive Officer, Chief
                                     Financial Officer and Director

  Michael Silvestri           51     President, Chief Operating Officer and
                                     Director

  Kenneth J. Koock            56     Vice Chairman and Director

  Jeffrey E. Meyerson         33     Vice President, Foreign Trading, and
                                     Director

  Eugene M. Whitehouse        40     Vice President, Controller, Secretary,
                                     Treasurer and Director

  Bertram Siegel, Esq.        61     Director

  Martin Leventhal, CPA       62     Director

  Alfred T. Duncan            55     Director


Biographical Information

Martin H. Meyerson, Chairman, Chief Executive Officer and
Chief Financial Officer

         Martin H. Meyerson is our Chairman, Chief Executive Officer, Chief Financial Officer and a director since finding our company in 1960. Mr. Meyerson also acts as Chairman of our Emeyerson.com Inc. subsidiary. Mr. Meyerson was also the President and a director of Bio Recovery Technology, Inc., a research and development company involved in microbiological and pollution control products, from 1984 through 1986. He was also the chairman of the board of Bio Metallics, Inc., a firm also involved in pollution control products, from 1987 through 1990. Mr. Meyerson graduated from Packard College in 1952, majoring in Business Administration.

Michael Silvestri, President, Chief Operating Officer and Director

         Michael Silvestri joined us in 1978 as Manager and Cashier and has been our President and Chief Operating Officer since 1984. Mr. Silvestri became a Director in 1993. He has been actively involved in the securities business for thirty (30) years. His previous experience at Fahnstock & Company enabled him to expand his operational expertise in all trading areas. He has established new compliance and accounting procedures for us. Mr. Silvestri received a sociology and business degree from Brooklyn College in 1974.

Kenneth J. Koock, Vice Chairman and Director

         Kenneth J. Koock has been with us since 1977 and became a director in 1993. Mr. Koock also acts as Vice Chairman of Emeyerson.com Inc. Mr. Koock received his B.A. degree from Duke University in 1963 and a law degree in 1966 from St. John's University. He was president of Bio Metallics, Inc. from 1987 through 1990 and is a member of the New York State Bar Association.

Jeffrey E. Meyerson, Vice President, Foreign Trading and Director

         Jeffrey E. Meyerson has been with us since 1987. He became Vice President of the Foreign Trading Department in 1989 and a Director in 1993. He received an Economics/Management degree from Ithaca College in 1987. He is the son of our Chairman.

Eugene M. Whitehouse, Vice President, Controller, Secretary, Treasurer and Director

         Eugene M. Whitehouse has been associated with us since 1983 and became our Vice President and Controller in 1994, and a director in 1996. He received a B.B.A. degree from Pace University in 1982, and an M.B.A. from St. Peter's College with a concentration in MIS in 1994, and a concentration in International Business in 1997.

Bertram Siegel, Esq., Director

         Bertram Siegel became a director in 1994. Mr. Siegel is a partner in the law firm of Siegel and Siegel, and was a member of the Board of Directors of Bio Metallics, Inc., from 1987 through 1990. He is a member of the New Jersey and Bergen County Bar Associations, and received his Juris Doctor degree from Rutgers, the State University of New Jersey in 1963.

Martin Leventhal, CPA, Director

         Martin Leventhal graduated from Brooklyn College in 1958 and became a Certified Public Accountant in 1963. He became a director in 1994. With the exception of time spent in military service, he has been actively involved in public accounting since his graduation. In 1971, he founded the firm most recently known as Martin Leventhal & Company, a CPA firm with approximately 25 employees. In 1997 Martin Leventhal & Company merged with Weinick, Sanders & Co. to form Weinick, Sanders, Leventhal & Co., LLP, with approximately 100 employees, of which Mr. Leventhal is the executive partner. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, for which he served on numerous committees. He has also held a principal's license in the securities industry.

Alfred T. Duncan, Director

         Alfred T. Duncan has been an independent management consultant since 1992, specializing in financial management for small growth firms. He became a director in 1997. Prior to 1992, he held numerous senior positions with Commodore International, Ltd. including General Manager of Latin America and Eastern Europe (1990-1991) and General Manager of U. S. operations (1987-1990). He was President and Chief Executive Officer of Victor Technologies (1986-1987) and has held financial management positions with A. M. International, Abbott Laboratories, First National Bank of Chicago, and Ford Motor Company. He is currently Executive Vice President and Chief Financial Officer of On Site Sourcing Inc. He received an M.B.A. degree from Harvard University in 1972 and a B.S.C.E. degree from Duke University in 1965.

         Our directors and executive officers hold office until their terms expire and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

         To the best of our knowledge and belief, based solely on a review of the copies of the required filings and written representations furnished to our Company, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during fiscal year 1999.

11.      EXECUTIVE COMPENSATION

Item 11. Executive Compensation

         The following table sets forth as of the years ended January 31, 1999, 1998 and 1997 the compensation we paid for services rendered in all capacities to all executive officers whose cash compensation exceeded $100,000 during these years:


                                                                                                Long Term
                                                                                                Compensation
                                                                                                ------------
                                                                                                Securities
                                                     Fiscal                                     Underlying
Name and Principal Position                           Year         Salary           Bonus       Options/SARS(#)
---------------------------                           ----         ------           -----       ---------------
Martin H. Meyerson, Chairman....................     1999         $   512,500        --                --
                                                     1998             600,000        --              15,000
                                                     1997             600,000         $200,000        5,000

Kenneth J. Koock, Vice Chairman.................     1999             434,800        --                --
                                                     1998             574,800        --               10,000
                                                     1997           1,448,800        --              255,000

Michael Silvestri, President and Chief
         Operating Officer......................     1999             225,018          100,000       115,000
                                                     1998             215,018        --                5,000
                                                     1997             270,111          100,000         5,000


This table does not specify "other compensation" since it is less than 10% of the total salary and bonus reported for each officer. Mr. Koock does not receive a base salary. His compensation is based on commissions earned. Mr. Silvestri earns compensation based on commissions earned in addition to his contracted salary and incentive amounts.

Option Grants in Last Fiscal Year

         The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended January 31, 1999:

                                                                                                    Potential
                                           % of Total                                          realizable Value at
                                             Options                                              Assumed annual
                             Number of     Granted to                                             Rates of Stock
                            Securities     Employees                                            Price Appreciation
                            Underlying     in Fiscal          Exercise          Expiration       for Option Term
                              Options      ---------           Price            ----------      ------------------
                            Granted (#)       Year             ($/sh)               Date          5%($)     10%($)
                            -----------       ----            --------              ----          --        ---
Michael Silvestri              15,000         2.636            $1.96875             6/9/03       8,163.75  18,033.75

                              100,000        17.543                1.375            8/4/03      38,000.00  83,900.00

The options granted to Mr. Silvestri became exercisable in June and August 1998, respectively. In accordance with SEC rules, the last two columns shows gains that might exist for the respective options, assuming the market price of our common stock appreciates from the date of grant over a period of five years (the end of the option term) at the annualized rates of five and ten percent, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended January 31, 1999. The following table contains information concerning the number and value, at January 31, 1999, of unexercised options held by executive officers named in the Summary Compensation Table:

                                                                             [This table represents the difference
                                                                               between the exercise price of the
                                                                         outstanding options and the estimated market
                                                                           price of the Common Stock on January 29,
                               Number of Shares Underlying Unexercised            1999 of $2.3125 per share.]
                                        Options at FY-End(#)                   Value of Unexercised In-the Money
  Name                              (Exercisable /Unexercisable)                       Options at FY-End
  ----                               --------------------------                  (Exercisable /Unexercisable)
                                                                                  --------------------------

  Martin H. Meyerson                           430,000/0                                      $275,625/0

  Kenneth J. Koock                             275,000/0                                       $23,437/0

  Michael Silvestri                            130,000/0                                       $99,843/0


Executive Compensation Committee Report

         Compensation Policies. The principal goal of our compensation program as administered by the Board of Directors is to help us attract, motivate and retain the executive talent required to develop and achieve our strategic and operating goals with a view to maximizing shareholder value. The key elements of this program and the objectives of each element are as follows:

         Base Salary. Base salaries paid to our executive officers are intended to be competitive with those paid to executives holding comparable positions in the marketplace. Individual performance and our performance are considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual goals in a manner consistent with operating and financial performance.

         Bonuses. Annual cash bonuses are intended to motivate performance by creating the potential to earn annual incentive awards that are contingent upon personal and business performance. We set goals of revenue and profitability for each group.

         Long Term Incentives. We provide our executive officers with long-term incentive compensation through grants of stock options our stock option plan. The grant of stock option aligns the executive's interests with those of our stockholders by providing the executive with an opportunity to purchase and maintain an equity interest in our stock and to share in the appreciation of its value Stock. In fiscal 1999, options to purchase an aggregate of 100,000 shares of our Common Stock were granted to our executive officers other than the Chief Executive Officer. Each of these options vested at grant.

         CEO's Compensation. As discussed in the Executive Compensation Table, Mr. Meyerson received a base salary of $512,500 for fiscal 1999 but did not receive a bonus. During the third quarter of Fiscal 1999, when securities markets were in dislocation and our operations were under pressure, Mr. Meyerson voluntarily, on a temporary basis, reduced his base salary, as part of a company wide cost reduction program. In the absence of these special circumstances, the factors involved in determining our CEO's compensation are our revenues and profits, his lengthy experience and business acumen, his responsibilities, and the efforts exerted by him in performance of his duties.

Reported upon by the Board of Directors:

                Martin H. Meyerson                         Eugene M. Whitehouse
                Kenneth J. Koock                           Bertram Siegel
                Michael Silvestri                          Martin Leventhal
                Jeffrey E. Meyerson                        Alfred T. Duncan

Employment Agreements

         We have employment agreements with Martin H. Meyerson and Michael Silvestri. The agreements provide for base annual compensation of $600,000 and $200,000 respectively, plus certain incentive compensation. The agreements expire in October, 1999 and are automatically renewable for periods of one (1) year. In the event we terminate without cause the employment of either Mr. Meyerson or Mr. Silvestri (except by causing non-renewal of their employment agreement), they would receive a severance payment equal to one year's base salary plus accrued benefits and incentive compensation.

Share Performance Graph


                 Nasdaq                 Nasdaq
                Financial               Stock                M. H. Meyerson
                 Stocks                 Market                 & Co., Inc.
                 ------                 ------                 -----------

1/31/94         100.000                 100.000                 100.000
1/31/95         101.052                 95.414                  17.021
1/31/96         143.072                 134.843                 34.043
1/31/97         190.173                 176.735                 69.149
1/30/98         268.016                 208.582                 62.766
1/29/99         268.172                 326.274                 39.362



The above graph shows changes over the past five year period ending January 31, 1999 of $100 invested in: (1) the Nasdaq Stock Market,
(2) The Nasdaq Financial Stocks, and (3) our Common Stock.

ITEM 12. SECURITY OWNERSHIP

         The following table sets forth as of April 7, 1999 certain information with regard to ownership of our common stock by (i) each beneficial owner of more than 5% of our common stock; (ii) each Director and nominee for Director;
(iii) each executive officer named in the "Executive Compensation Table" above and (iv) all our executive officers and directors as a group. Unless otherwise stated, the persons named in the table have sole voting and investment power with respect to all common stock shown as beneficially owned by them. This information is based upon 5,527,335 outstanding shares of common stock and presently exercisable options to acquire 1,060,000 shares of common stock held by the persons noted:

                                        Common Stock
Name and Address                     Beneficially Owned         Percent of Class
----------------                     ------------------         ----------------

Martin H. Meyerson                        2,465,190                  44.657%

Michael Silvestri                           130,000                   2.339%

Kenneth J. Koock                            399,625                   7.448%

Jeffrey E. Meyerson                         130,000                   2.298%

Eugene M. Whitehouse                         75,000                   1.350%

Bertram Siegel                               80,000                   1.427%

Martin Leventhal                             75,000                   1.339%

Alfred Duncan                                15,000                   0.271%

All executive officers and
directors as a group (8 people)           3,369,815                  51.156%

Unless otherwise stated, the business address of each of the named individuals in this table is c/o M.H. Meyerson & Co., Inc., 525 Washington Boulevard, Jersey City, New Jersey 07310.

The following table sets forth opposite the name of each of the following people, the number of shares of our common stock which that person has the right to acquire upon exercise of currently outstanding and exercisable stock options:

                  Name                                      Option Shares

                  Martin H. Meyerson                           430,000
                  Michael Silvestri                             30,000
                  Kenneth J. Koock                             275,000
                  Jeffrey E. Meyerson                          130,000
                  Eugene M. Whitehouse                          25,000
                  Bertram Siegel                                80,000
                  Martin Leventhal                              75,000
                  Alfred Duncan                                 15,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding relationships and related transactions is disclosed in the notes to financial statements included in Item 7 of this report.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

                  Index of Exhibits as required by Item 601 of Regulations S-K.


  Exhibit Number                     Description of Exhibit
  --------------                     ----------------------

           3.1           Articles of Incorporation                           (1)

           3.2           Bylaws                                              (1)

           4.1           Common Stock Specimen                               (1)

           4.2           Warrant Specimen                                    (1)

           4.3           Unit Specimen                                       (1)

           4.4           Warrant Agreement                                   (1)

          10.1           Employment Agreement between the Company and
                         Martin H. Meyerson                                  (1)

          10.2           Employment Agreement between the Company and
                         Michael Silvestri                                   (1)

           11            Calculation of Earnings Per Share of the
                         Company                                         pg. 32

           27            Financial Data Schedule                             (2)

         (1) Incorporated herein by reference from the Exhibits filed with the Registration Statement number 33-70566 on Form SB-2

         (2)      Filed with EDGAR filing of this report on Form 10-K.

(b)               Reports on Form 8-K:

                  No reports on Form 8-K were filed during fiscal year ended January 31, 1999.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       M. H. MEYERSON & CO., INC.
                                             (Registrant)

                                       By: /s/ Michael Silvestri
                                          ----------------------
                                          Michael Silvestri
                                          President and Chief Operating Officer

                                       Date: April 28, 1999
                                            --------------------


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

      Signature                Title                                       Date
                               Chairman, Chief Executive
/s/ Martin H. Meyerson         Officer, Chief Financial
------------------------       Officer and Director                        April 28, 1999
Martin H. Meyerson

/s/ Michael Silvestri          President, Chief Operating
------------------------       Officer and Director                        April 28, 1999
Michael Silvestri

/s/ Kenneth J. Koock
------------------------       Vice Chairman and Director                  April 28, 1999
Kenneth J. Koock

/s/ Jeffrey E. Meyerson        Vice President, Foreign Trading,
------------------------       and Director                                April 28, 1999
Jeffrey E. Meyerson

/s/ Eugene M. Whitehouse
------------------------       Vice President, Controller,
Eugene M. Whitehouse           Secretary, Treasurer and Director           April 28, 1999

/s/ Bertram Siegel
------------------------       Director                                    April 28, 1999
Bertram Siegel, Esq.


------------------------       Director
Martin Leventhal, CPA


------------------------       Director
Alfred T. Duncan