Form 10-K405/A
period 1999-01-31
MEYERSON M H & CO INC /NJ/
filed 1999-05-03
CIK 913781

                    U. S. SECURITIES AND EXCHANGE COMMISSION
================================================================================
                             Washington, D.C. 20549

                                    FORM 10-K/A


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

         The line item entitled "Other assets" in the Statement of Cash Flows for the years ended January 31, 1999, 1998 and 1997 in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, was inadvertently omitted. Accordingly, pursuant to instruction G, Item 8 of the Annual Report is amended as follows:

                           M. H. MEYERSON & CO., INC.
                             STATEMENT OF CASH FLOWS

                                                                                         YEAR ENDED JANUARY 31,
                                                                                         ----------------------
                                                                              1999                  1998                1997
                                                                        ----------------      ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                            $ 236,449          $ (1,719,463)        $ 1,819,963

      Adjustments to reconcile net income to net cash provided by (used in) operating activities:

         Depreciation                                                         372,175               373,256             535,592

         Change in assets and liabilities:

              (Increase) decrease in:

                  Receivable from clearing brokers                         (1,499,563)           (1,086,437)          5,312,639

                  Securities owned                                          2,897,959                (3,411)         (4,768,219)

                  Income taxes receivable                                     759,758               179,808            (939,566)
                  Other Assets                                                 17,122              (143,393)           (118,897)

              Increase (decrease) in:

                  Securities sold, but not yet purchased                   (1,622,364)              (19,112)            623,496

                  Payable to trading representatives                        1,211,226            (1,915,428)          1,105,186

                  Payable to clearing brokers                              (2,868,462)            2,868,462                   -

                  Income taxes payable                                              -                     -            (501,869)

                  Other liabilities and accrued expenses                       51,543              (444,351)          1,208,038
                                                                         ---------------       ---------------    ---------------
                  Net cash provided by (used in) operating
                  activities                                                 (444,157)           (1,908,069)          4,276,363
                                                                         ---------------       ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Investments                                                           1,638,250              (649,337)        (1,368,863)

      Purchase of property and equipment                                     (215,619)             (248,269)        (1,609,296)
                                                                         ---------------       ---------------    ---------------
                  Net cash used in investing activities                     1,422,631              (897,606)        (2,978,159)
                                                                         ---------------       ---------------    ---------------
CASH FLOW FROM FINANCING ACTIVITIES:

      Subordinated loan                                                             -             2,000,000                   -

      Options exercised                                                        42,500                54,500              10,000

      Loans to officers repayment                                                   -                     -              57,500
                                                                         ---------------       ---------------    ---------------
                  Net cash provided by (used in) financing
                  activities                                                   42,500             2,054,500              67,500
                                                                         ---------------       ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                             1,020,974              (751,175)          1,365,704

CASH, BEGINNING OF YEAR                                                     1,433,126             2,184,301             818,597
                                                                         ---------------       ---------------    ---------------
CASH, END OF YEAR                                                          $2,454,100           $ 1,433,126         $ 2,184,301
                                                                         ===============       ===============    ===============
SUPPLEMENTAL CASH FLOW INFORMATION

      Income taxes paid                                                     $ 170,000           $         -         $ 2,887,300
                                                                         ===============       ===============    ===============
      Interest paid                                                         $ 157,669           $    67,556         $         -
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