Form 10-Q
period 1999-04-30
MEYERSON M H & CO INC /NJ/
filed 1999-05-25
CIK 913781

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from to

                         Commission File Number 0-23410




                           M. H. MEYERSON & CO., INC.
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                        13-1924455
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     Newport Tower, 525 Washington Boulevard, Jersey City, New Jersey 07310
               (Address of principal executive offices) (Zip Code)

                                 (201) 459-9500
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No    .
                                          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,032,335 at May 12, 1999.

                           M. H. Meyerson & Co., Inc.

                                      Index

PART I.         FINANCIAL INFORMATION

       Item 1.           Financial Statements:

                Statements of financial condition, April 30, 1999 and January 31, 1999................1

                Statements of operations, three months ended
                         April 30, 1999 and 1998......................................................2

                Statement of changes in stockholders' equity
                         three months ended April 30, 1999............................................3

                Statement of cash flows, three months ended
                         April 30, 1999 and 1998......................................................4

                Notes to financial statements.........................................................5

       Item 2.           Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations...............................................6

PART II.        OTHER INFORMATION

       Item 6.           Exhibits and Reports on Form 8-K.............................................9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           M. H. Meyerson & Co., Inc.

                        Statement of Financial Condition
                                   (Unaudited)

                                                       April 30,     January 31,
                                                         1999          1999

CURRENT ASSETS

        Cash and cash equivalents                     $ 5,159,113   $ 2,454,100
        Due from clearing brokers - available for
        immediate withdrawal                           13,184,346     5,605,947
        Securities - trading - long at market          10,895,392    10,641,496
        Other current assets                              922,004       687,041
                                                      -----------   -----------
                                                       30,160,855    19,388,584

Investments                                               996,171       710,171
Investment in subsidiary                                  100,000             0
Fixed assets net of accumulated depreciation            1,454,956     1,479,044
                                                      -----------   -----------
                                                      $32,711,982   $21,577,799
                                                      ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

        Securities - trading - short at market        $ 5,071,959   $ 1,852,237
        Sales commission payable                        4,541,541     3,967,337
        Other liabilities and accrued items             3,627,583     1,201,640
                                                      -----------   -----------
                                                       13,241,083     7,021,214
SUBORDINATED LOAN                                       2,000,000     2,000,000
STOCKHOLDERS' EQUITY

        Common stock                                       60,323        50,903
        Additional paid-in capital                     10,854,907     7,849,827
        Retained earnings                               6,555,669     4,655,855
                                                      -----------   -----------
                                                       17,470,899    12,556,585
                                                      -----------   -----------
                                                      $32,711,982   $21,577,799
                                                      ===========   ===========

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                       Condensed Statements of Operations
                          Three Months Ended April 30,
                                   (Unaudited)

                                                 1999            1998
                                              -----------     -----------
REVENUE

         Trading profit                       $15,143,319     $ 7,535,659
         Commission                               543,010         322,629
         Underwriting                             295,363         350,388
         Interest & Other                          87,210          53,739
                                              -----------     -----------
                                               16,068,902       8,262,415
                                              -----------     -----------

EXPENSES

         Clearing charges                       3,213,848       1,724,721
         Salesmen's draw & commissions          5,170,091       2,024,947
         Other personnel costs                  1,706,215       1,627,517
         Rent and office expenses               1,711,474       1,189,687
         Legal and professional fees              182,242         182,073
         Interest expense                          35,751          40,000
         Other expenses                         1,036,845       1,046,117
                                              -----------     -----------
                                               13,056,466       7,835,062
                                              -----------     -----------
Income(loss) before income taxes                3,012,436         427,353
Income tax expense(benefit)                     1,112,622         161,328
                                              -----------     -----------
Net income(loss)                              $ 1,899,814     $   266,025
                                              ===========     ===========

Basic Earnings(loss) per common share         $      0.34     $      0.05
                                              ===========     ===========
Diluted Earnings(loss) per common share       $      0.29     $      0.05
                                              ===========     ===========
Weighted average number of shares               5,596,762       5,055,335
                                              ===========     ===========
Diluted weighted average number of shares       6,633,917       5,250,978
                                              ===========     ===========



                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                        Three Months ended April 30, 1999



                                       COMMON
                                       STOCK         ADDITIONAL
                                      $.01 PAR        PAID-IN        RETAINED
                                       VALUE          CAPITAL        EARNINGS
                                    -------------------------------------------
SHAREHOLDERS' EQUITY
   FEBRUARY 1, 1999                 $    50,903     $ 7,849,827     $ 4,655,855
Net income for quarterly period       1,899,814
Private placement                         5,000       2,495,000
Options exercised                         4,420         510,080
                                    -------------------------------------------
SHAREHOLDERS' EQUITY
    APRIL 30, 1999                  $    60,323     $10,854,907     $ 6,555,669
                                    ===========================================


                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                             Statement of Cash Flows
                                   (Unaudited)
                          Three Months ended April 30,


                                                                            1999             1998
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net income(loss)                                                $ 1,899,814      $   266,025
        Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
               Depreciation                                                  98,641           87,957
               Change in assets and liabilities
                      (Increase) decrease in:
                             Receivable from clearing brokers            (7,578,399)      (1,215,575)
                             Securities owned                              (253,896)         (63,364)
                             Other current assets                          (234,963)         245,713
                      Increase (decrease) in:
                             Securities sold, but not yet purchased       3,219,722        2,488,802
                             Payable to clearing brokers                          0       (2,868,462)
                             Sales commission payable                       574,204          131,649
                             Other liabilities and accrued items          2,425,943         (645,791)
                                                                        -----------      -----------
                             Net cash provided by
                             (used in) operating activities                 151,066       (1,573,046)
                                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Investments                                                        (286,000)         922,470
        Investment in subsidiary                                           (100,000)               0
        Fixed assets                                                        (74,553)         (20,944)
                                                                        -----------      -----------
                             Net cash provided by (used in)
                             investing activities                          (460,553)         901,526
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Private placement                                                 2,500,000                0
        Options exercised                                                   514,500            7,500
                             Net cash provided by
                             financing activities                         3,014,500            7,500
                                                                        -----------      -----------
NET INCREASE (DECREASE) IN CASH                                           2,705,013         (664,020)
CASH, BEGINNING OF PERIOD                                                 2,454,100        1,433,126
                                                                        -----------      -----------
CASH, END OF PERIOD                                                     $ 5,159,113      $   769,106
                                                                        ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
        Income taxes paid                                               $   121,000      $         0
                                                                        ===========      ===========
        Interest paid                                                   $    35,751      $    40,000
                                                                        ===========      ===========

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                          Notes to Financial Statements
                                   (Unaudited)

Note 1. Presentation of Financial Statements

               The statement of financial condition as of April 30, 1999, the statements of operations for the three months ended April 30, 1999 and 1998, the statement of changes in stockholders' equity for the quarterly period ended April 30, 1999, and the statement of cash flows for the three months ended April 30, 1999 and April 30, 1998 have been prepared by the Company without audit. The statement of financial condition as of January 31, 1999 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions at April 30, 1999 and January 31, 1999,and the results of operations and cash flows at April 30, 1999 and April 30, 1998 have been made.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1999 Annual Report to Shareholders. The results of the periods ended April 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Note 2. Earnings Per Common Share

               Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants, that are dilutive, have been included in the computation of earnings per share based on the modified treasury stock method.

Note 3. Net Capital Requirements

               As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Exchange Act of 1934 as amended. The object of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

               On April 30, 1999, the Company's aggregate indebtedness and net capital were $8,169,124 and $14,573,640 respectively, a ratio of
               0.56 to 1.00.

                           M. H. Meyerson & Co., Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

     Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                      Percent of Total Revenues
                                                      -----------------------
                                                      Quarter Ended April 30,
                                                      -----------------------
                                                       1999             1998
                                                      ------           ------
Net gain on securities transactions.................    94.2             91.2
Commissions.........................................     3.4              3.9
Underwriting........................................     1.8              4.2
Interest and other..................................     0.6              0.7
                                                      ------           ------
                                                       100.0            100.0
                                                      ------           ------
Clearing charges....................................    20.0             20.9
Compensation and benefits...........................    42.8             44.2
Rent and office.....................................    10.7             14.4
Professional fees...................................     1.1              2.2
Interest and other operating expenses...............     6.7             13.1
                                                      ------           ------
     Total expenses.................................    81.3             94.8
                                                      ------           ------
     Income(loss) before income taxes...............    18.7              5.2
     Provision for income tax expense(benefit)......     6.9              2.0
                                                      ------           ------
     Net income(loss)...............................    11.8              3.2
                                                      ======           ======

Calculation of Earnings Per Share

     The calculation of earnings per share in the financial statements included in this report are based on the weighted average number of shares outstanding.

Quarter Ended April 30, 1999 compared with Quarter Ended April 30, 1998

     Total revenues for the quarter ended April 30, 1999 were $16,068,902, a 94% increase from the $8,262,415 reported for the quarter ended April 30, 1998. This increase is attributable mainly to an increase in trading volume, which we attribute to the explosion in internet trading, and a 68% increase in commissions.

     Clearing charges increased from $1,724,721 to $3,213,848, a change of 86%, due to the increased trading volume during the quarter.

     Compensation and benefits increased from $3,652,464 to $6,876,306, representing an increase of 88%. This corresponds to the increase in revenue, as a large portion of compensation expense is tied to percentages of profits in trading accounts.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 89% and 87% of total assets at April 30, 1999 and April 30, 1998 respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Disclosures

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and equity price fluctuations. The Company does not presently use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

     Much of the Company's liquidity derives from sums due from its two clearing brokers, which are kept in the Company's accounts with such brokers and generate interest to the Company at floating rates based on federal funds and broker loan rates. These rates rise and fall with interest rates in general, hence the Company does not believe that it is subject to interest rate risk with respect to these investments.

Equity Price Risk

     The Company holds a small portfolio of marketable and non-marketable securities for investment purposes that are subject to market price volatility. Price fluctuations of plus or minus 15 percent would not have a material impact on the Company.

     The Company, in the course of its trading activities which constitute the bulk of its revenues, maintains large portfolios of securities and/or short positions in securities. Equity price fluctuations affecting the prices of these securities could have a material impact on the Company, which the Company mitigates by adjusting and hedging these positions in accordance with trading requirements and market conditions.

Financial Instruments

     The portion of the Company's working capital that is not held at the Company's clearing brokers is kept in bank accounts and certificates of deposit. The certificates of deposit are short term and do not present a material market risk.

                           M. H. Meyerson & Co., Inc.

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit Number             Description of Exhibit
          --------------             ----------------------

               11               Calculation of Earnings per Share of
                                the Company                              pg. 10
               27               Financial Data Schedule                  (1)

          (1)  Filed with EDGAR filing of this report on Form 10-Q.

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended April 30, 1999.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     M. H. MEYERSON & CO., INC.
                                              (Registrant)



        Date: May 25, 1999      By:  /s/ Michael Silvestri
             --------------          ----------------------------------
                                     Michael Silvestri
                                     President and Chief Operating Officer




        Date: May 25, 1999      By:  /s/ Eugene M. Whitehouse
             --------------          ----------------------------------
                                     Eugene M. Whitehouse
                                     Vice President and Controller