Form 10-Q
period 1999-07-31
MEYERSON M H & CO INC /NJ/
filed 1999-08-30
CIK 913781

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended July 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,221,815 at July 31, 1999.

                    M. H. Meyerson & Co., Inc.

                              Index

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Statements of financial condition, July 31, 1999 and
                 January 31, 1999. . . . . . . . . . . . . . . . . . . . 1

          Statements of operations, three and six months ended
               July 31, 1999 and 1998. . . . . . . . . . . . . . . . . . 2

          Statement of changes in stockholders' equity
               six months ended July 31, 1999. . . . . . . . . . . . . . 3

          Statement of cash flows, six months ended
               July 31, 1999 and 1998. . . . . . . . . . . . . . . . . . 4

          Notes to financial statements. . . . . . . . . . . . . . . . . 5

     Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations. . 6

     Item 3.        Quantitative and Qualitative Disclosures About
                        Market Risk. . . . . . . . . . . . . . . . . . . 8

PART II.  OTHER INFORMATION

     Item 4.        Submission of Matters to a Vote of Security Holders. 8

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . 9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                    M. H. Meyerson & Co., Inc.

          Consolidated Statement of Financial Condition
                           (Unaudited)

                                                 July 31,        January 31,
                                                   1999             1999
CURRENT ASSETS
Cash and cash equivalents                   $  5,178,984     $  2,454,100
Due from clearing brokers - available for
    immediate withdrawal                      10,382,887        5,605,947
Securities - trading - long at market          9,251,184       10,641,496
Other current assets                           1,058,003          687,041
                                              25,871,058       19,388,584

Investments                                      719,671          710,171
Fixed assets net of accumulated depreciation   1,396,375        1,479,044
                                            $ 27,987,104     $ 21,577,799

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Securities - trading - short at market      $  1,406,019     $  1,852,237
Sales commission payable                       2,770,223        3,967,337
Other liabilities and accrued items            2,979,510        1,201,640
                                               7,155,752        7,021,214

NON-CURRENT LIABILITIES
Minority interest in subsidiary                  165,530                0

SUBORDINATED LOAN                              2,000,000        2,000,000

STOCKHOLDERS' EQUITY
Common stock                                      62,218           50,903
Additional paid-in capital                    11,844,345        7,849,827
Retained earnings                              6,759,259        4,655,855
                                              18,665,822       12,556,585
                                            $ 27,987,104     $ 21,577,799

                  See notes to financial statements

                 M. H. Meyerson & Co., Inc.

         Condensed Consolidated Statements of Operations
               Three and Six Months Ended July 31,
                           (Unaudited)

                           Three months ended           Six months ended
                                 July 31,                     July 31,
                           1999            1998         1999            1998
REVENUE
Trading profit           $12,451,186   $5,468,411    $27,594,505   $13,004,070
Commission                   462,272      440,273      1,005,282       762,902
Underwriting                 480,192    1,933,700        775,555     2,284,088
Interest and other           176,004      810,424        263,214       864,163
                          13,569,654    8,652,808     29,638,556    16,915,223
EXPENSES
Clearing charges           5,274,302    2,017,026      8,488,150     3,741,747
Salesmens' draw &
   commissions             3,050,056    2,202,824      8,220,147     4,227,771
Other personnel costs      1,868,274    1,428,694      3,574,489     3,056,211
Rent and office expense    1,656,430    1,387,392      3,367,904     2,577,078
Legal and professional       654,394      320,943      1,205,353       503,016
Interest expense              36,286       40,444         72,037        80,444
Other expenses               663,518      940,854      1,331,646     1,986,972
                          13,203,260    8,338,177     26,259,726    16,173,239
Income(loss) before income
   taxes and minority
   interest                  366,394      314,631      3,378,830       741,984
Income taxes                 179,690      129,745      1,292,312       291,073
Minority interest             16,886            0         16,886             0
Net income(loss)           $ 203,560    $ 184,886    $ 2,103,404     $ 450,911
Earnings(loss) per
    common share:
    Basic                  $    0.03    $    0.03    $      0.36     $    0.09
    Diluted                $    0.03    $    0.03    $      0.32     $    0.08
Weighted average
    basic shares           6,155,708    5,055,335      5,880,867     5,054,299
    Diluted                6,884,670    5,202,720      6,609,830     5,201,684


                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

           Statement of Changes in Shareholders' Equity
                           (Unaudited)
                  Six Months ended July 31, 1998


                                  COMMON
                             STOCK $.01 PAR       ADDITIONAL    RETAINED
                                 VALUE         PAID-IN CAPITAL  EARNINGS

SHAREHOLDERS' EQUITY
   FEBRUARY 1, 1999        $    50,903        $   7,849,827   $   4,655,855
Net income for period                                             2,103,404
Subsidiary private placement                        709,584
Private placement                5,000            2,495,000
Options exercised                6,315              789,934
SHAREHOLDERS' EQUITY
    JULY 31, 1999          $    62,218        $  11,844,345   $   6,759,259


                See notes to financial statements

                M. H. Meyerson & Co., Inc.

               Consolidated Statement of Cash Flows
                           (Unaudited)
                    Six Months ended July 31,

                                         1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                       $ 2,103,404       $     450,911
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation                            200,930             174,753
   Change in assets and liabilities
     (Increase) decrease in:
       Receivable from clearing brokers (4,776,940)           (262,734)
       Securities owned                  1,390,312           1,148,060
       Other current assets               (370,962)            629,137
     Increase (decrease) in:
       Securities sold but not yet
           purchased                      (446,218)             84,995
       Payable to clearing brokers               0          (2,868,462)
       Sales commission payable         (1,197,114)            210,567
       Other liabilities and accrued
           items                         1,777,870             (37,639)
       Net cash provided by (used in)
           operating activities         (1,318,718)           (470,412)
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments                              (9,500)            299,578
   Fixed assets                           (118,261)            (86,768)
       Net cash provided by (used in)
         investing activities             (127,761)            212,810
CASH FLOWS FROM FINANCING ACTIVITIES
   Exercise of employee stock options      796,249               7,500
   Private placement                     2,500,000                   0
   Subsidiary private placement            709,584                   0
   Increase in minority interest           165,530                   0
       Net cash provided by (used in)
         financing activities            4,171,363               7,500
NET INCREASE (DECREASE) IN CASH          2,724,884            (250,102)
CASH, BEGINNING OF PERIOD                2,454,100           1,433,126
CASH, END OF PERIOD                     $5,178,984          $1,183,024
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                    $1,411,000            $170,000
   Interest paid                        $   72,037            $ 80,444

                See notes to financial statements

                    M. H. Meyerson & Co., Inc.

                  Notes to Financial Statements
                           (Unaudited)


Note 1.   Presentation of Financial Statements

          The statement of financial condition as of July 31, 1999, the statements of operations for the three months and six months ended July 31, 1999 and 1998, the statement of changes in stockholders' equity for the six month period ended July 31, 1999, and the statements of cash flows for the six months ended July 31, 1999 and 1998 have been prepared by the Company without audit. The statement of financial condition as of January 31, 1999 has been audited.
In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 1999 and 1998 have been made.

          The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and six months ended July 31, 1999 and 1998 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1999 Annual Report to Shareholders. The results of the periods ended July 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Note 2.   Earnings Per Common Share

          Earnings per common share is calculated using the weighted average
number of common shares outstanding during the period.   Shares issuable upon
the exercise of stock options and warrants, that are dilutive, have been included in the computation of earnings per share based on the modified treasury stock method.

Note 3. Net Capital Requirements

          As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Act of 1934, as amended. The object of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

          On July 31, 1999, the Company's aggregate indebtedness and net capital were $5,741,094 and $14,496,639 respectively, a ratio of 0.40 to 1.00.

                    M. H. Meyerson & Co., Inc.

Item 2.        Management's Discussion and Analysis

General

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

     Certain statements set forth in the Company's Quarterly Report on Form
10-Q for the quarter ended July 31, 1999 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 2 - Management's Discussion and Analysis of Results of Operations and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                 Percent of Total Revenues
                                                 Six Months Ended July 31,
                                                 1999              1998

Net gain on securities transactions. . . . . .    93.1            76.9
Commissions. . . . . . . . . . . . . . . . . .     3.4             4.5
Underwriting . . . . . . . . . . . . . . . . .     2.6            13.5
Interest and other . . . . . . . . . . . . . .     0.9             5.1
                                                 100.0           100.0
Clearing charges . . . . . . . . . . . . . . .    28.6            22.1
Compensation and benefits. . . . . . . . . . .    39.8            43.1
Rent and office. . . . . . . . . . . . . . . .    11.4            15.2
Professional fees. . . . . . . . . . . . . . .     4.1             3.0
Interest and other operating expenses. . . . .     4.7            12.2
          Total expenses . . . . . . . . . . .    88.6            95.6
          Income(loss) before income taxes and
             minority interest . . . . . . . .    11.4             4.4
          Income taxes . . . . . . . . . . . .     4.4             1.7
          Minority interest. . . . . . . . . .     0.1             0.0
          Net income(loss) . . . . . . . . . .     7.1             2.7

Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended July 31, 1999 compared with Quarter Ended July 31, 1998

     Total revenues for the quarter ended July 31, 1999 were $13,569,654, a 56.8% increase from the $8,652,808 reported for the quarter ended July 31, 1998. This increase is attributable mainly to an increase in trading volume, offset partially by decreases in underwriting and investment related revenue. Retail services revenue was up, increasing 5.0% from $440,273 to $462,272.

     Clearing charges increased from $2,017,026 to $5,274,302, a change of 161.5%. This is attributable to the increase in the Company's trading volume.

     Compensation and benefits increased from $3,631,518 to $4,918,330, representing an increase of 35.4%. This was the result of the increased trading volume during the second quarter of fiscal 1999.

     Interest expense is due to a subordinated loan, which was effective on August 1, 1997, and renewed effective August 1, 1999.

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

Liquidity and Capital Resources

     The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 89% and 87% of total assets at July 31, 1999 and January 31, 1999 respectively.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

     Our market making activities expose us to significant risks, including but not limited to changes in price and/or liquidity of our trading positions. We use an automated trading system to provide management with a real-time overview of our traders' activity, positions, and profitability. Each trader's total positions are limited by management, based partially on the amount of the trader's funds held in reserve at the Company, which helps to limit the Company's risks. The automated trading system also alerts management to any trades which exceed certain parameters as to position or trade size during the day.

     In the course of our business, we maintain inventory, consisting mainly of OTC securities and municipal bonds. The market value of our inventory at July 31, 1999 was $9.25 million in long positions and $1.41 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $780,000 due to the losses on the long positions being partially offset by gains on the short positions.

     We invest, from time to time, in certificates of deposit and/or maintain interest bearing balances in our accounts with our clearing brokers, for working capital purposes, which are classified as cash equivalents and receivables from clearing brokers, respectively, in the Statement of Financial Condition. These balances are all available for immediate withdrawal, or are for periods of 31 days or less, and do not present a material market risk. The Company does not normally trade or carry positions in derivative securities.


                PART II.      OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.

     (a)  Annual meeting of shareholders, June 22, 1999

     (b)  Directors elected to serve three year terms:
               Kenneth J. Koock
               Martin Leventhal, CPA
          Directors whose term of office continued after the meeting:
               Martin H. Meyerson
               Michael Silvestri
               Jeffrey E. Meyerson
               Eugene M. Whitehouse
               Bertram Siegel, Esq.
               Alfred T. Duncan

     (c)       1.) Kenneth J Koock        5,283,928 for, 19,025 against
                   Martin Leventhal, CPA  5,283,928 for, 19,025 against

               2.) Appointment of Vincent R. Vassallo, CPA as Company's auditor for fiscal year ending January 31, 2000
                          5,262,816 for, 13,022 against

               3.) Amendments to the 1993 Employees Stock Option Plan to
                   increase the number of shares covered by the plan from 2,500,000 to 3,000,000 and to extend the term from the current expiration date of October 1, 2003 to June 21, 2008.
                        2,338,168 for, 67,218 against, 2,869,002 broker
                             non-votes.

Item 6.        Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit Number      Description of Exhibit

               11        Calculation of Earnings per Share of
                         the Company                         pg. 11


     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the second quarter of fiscal year 1999.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                             (registrant)




               Date:  08/30/99          By: /s/ Michael Silvestri
                                        Michael Silvestri
                                        President and Chief Operating Officer




               Date:  08/30/99          By: /s/ Eugene M. Whitehouse
                                        Eugene M. Whitehouse
                                        Vice President and Controller