Form 10-Q
period 1999-10-31
MEYERSON M H & CO INC /NJ/
filed 1999-12-09
CIK 913781

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended October 31, 1999

         [   ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from ________ to ________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,442,815 at November 24, 1999.

                           M. H. Meyerson & Co., Inc.

                                      Index



PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements:
                  Statements of financial condition, October 31, 1999 and January 31, 1999........................1

                  Statements of operations, three and nine months ended
                           October 31, 1999 and 1998..............................................................2

                  Statement of changes in stockholders' equity
                           nine months ended October 31, 1999.....................................................3

                  Statement of cash flows, nine months ended
                           October 31, 1999 and 1998..............................................................4

                  Notes to financial statements...................................................................5

         Item 2.           Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations.....................................................6

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk.............................8

PART II.          OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K.......................................................8


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          M. H. Meyerson & Co., Inc.

                Consolidated Statement of Financial Condition
                                 (Unaudited)



                                                                    October 31,                   January 31,
                                                                       1999                          1999
CURRENT ASSETS
        Cash and cash equivalents                                        $ 5,057,855                   $ 2,454,100
        Due from clearing brokers - available for
        immediate withdrawal                                              10,311,300                     5,605,947
        Securities - trading - long at market                              8,044,432                    10,641,496
        Other current assets                                               2,586,374                       687,041
                                                              ----------------------        ----------------------
                                                                          25,999,961                    19,388,584

Investments                                                                  845,671                       710,171
Fixed assets net of accumulated depreciation                               1,368,295                     1,479,044
                                                              ----------------------        ----------------------
                                                                        $ 28,213,927                  $ 21,577,799
                                                              ======================        ======================

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Securities - trading - short at market                           $ 2,667,192                   $ 1,852,237
        Sales commission payable                                           3,002,929                     3,967,337
        Other liabilities and accrued items                                2,219,968                     1,201,640
                                                              ----------------------        ----------------------
                                                                           7,890,089                     7,021,214
NON-CURRENT LIABILITIES
        Minority interest in subsidiary                                      160,657                             0
SUBORDINATED LOAN                                                          2,000,000                     2,000,000
STOCKHOLDERS' EQUITY
        Common stock                                                          64,028                        50,903
        Additional paid-in capital                                        12,103,391                     7,849,827
        Retained earnings                                                  5,995,762                     4,655,855
                                                              ----------------------        ----------------------
                                                                          18,163,181                    12,556,585
                                                              ----------------------        ----------------------
                                                                        $ 28,213,927                  $ 21,577,799
                                                              ======================        ======================

                        See notes to financial statements

                          M. H. Meyerson & Co., Inc.

               Condensed Consolidated Statements of Operations
                   Three and Nine Months Ended October 31,
                                 (Unaudited)

                                                         Three months ended                           Nine months ended
                                                              October 31,                                October 31,
                                                    1999                      1998               1999               1998
REVENUE
       Trading profit                          $        6,604,680 $        1,737,238 $        34,199,186 $       14,741,308
       Commission                                         356,465            446,890           1,361,746          1,209,792
       Underwriting                                       135,886            554,481             911,442          2,838,569
       Interest and other                                 468,753             53,379             731,967            917,542
                                               ------------------ ------------------ ------------------- ------------------
                                                        7,565,784          2,791,988          37,204,341         19,707,211
                                               ------------------ ------------------ ------------------- ------------------
EXPENSES
       Clearing charges                                 3,377,734          1,293,454          11,865,884          5,035,201
       Salesmens' draw &
       commissions                                        700,804            920,445           8,920,950          5,148,216
       Other personnel costs                            1,717,596          1,424,939           5,292,086          4,481,151
       Rent and office expense                          1,712,390          1,282,965           5,080,294          3,860,043
       Legal and professional                             652,142            250,229           1,857,495            753,245
       Interest expense                                    36,892             40,458             108,929            120,902
       Other expenses                                     601,684            840,414           1,933,330          2,827,385
                                               ------------------ ------------------ ------------------- ------------------
                                                        8,799,242          6,052,904          35,058,968         22,226,143
                                               ------------------ ------------------ ------------------- ------------------
Income(loss) before income taxes
         and minority interest                         (1,233,458)        (3,260,916)          2,145,373         (2,518,932)
Income taxes                                             (467,582)        (1,096,877)            825,650           (805,804)
Minority interest                                           3,299                  0              20,185                  0
                                               ------------------ ------------------ ------------------- ------------------
Net income(loss)                                        $(762,577)       $(2,164,039)$         1,339,908        $(1,713,128)
                                               ================== ================== =================== ==================
Earnings(loss) per common share:
         Basic                                             $(0.12)            $(0.43)$              0.22             $(0.34)
                                               ================== ================== =================== ==================
         Diluted                                           $(0.12)            $(0.43)$              0.21             $(0.34)
                                               ================== ================== =================== ==================
Weighted average basic shares                           6,374,402          5,055,335           6,047,186          5,054,648
                                               ================== ================== =================== ==================
         Diluted                                        6,374,402          5,055,335           6,301,717          5,054,648
                                               ================== ================== =================== ==================

                        See notes to financial statements

                          M. H. Meyerson & Co., Inc.

                 Statement of Changes in Shareholders' Equity
                                 (Unaudited)
                      Nine Months ended October 31, 1999


                                            COMMON
                                        STOCK $.01 PAR       ADDITIONAL PAID-
                                            VALUE               IN CAPITAL              RETAINED
                                                                                        EARNINGS
                                     -------------------- ----------------------  ---------------------
SHAREHOLDERS' EQUITY                 $             50,903 $            7,849,827  $           4,655,855
   FEBRUARY 1, 1999
Net income for period                                                                         1,339,908
Subsidiary private placement                                             709,584
Private placement                                   5,000              2,495,000
Options exercised                                   8,125              1,048,980
                                     -------------------- ----------------------  ---------------------
SHAREHOLDERS' EQUITY
    OCTOBER 31, 1999                 $             64,028 $           12,103,391  $           5,995,762
                                     ==================== ======================  =====================


                        See notes to financial statements

                          M. H. Meyerson & Co., Inc.

                     Consolidated Statement of Cash Flows
                                 (Unaudited)
                        Nine Months ended October 31,


                                                                                  1999                         1998
                                                                           -------------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income(loss)                                                   $         1,339,908                  $(1,713,128)
        Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
               Depreciation                                                            308,899                      265,481
               Change in assets and liabilities
                      (Increase) decrease in:
                             Receivable from clearing brokers                       (4,705,353)                  (1,442,311)
                             Securities owned                                        2,597,064                    7,555,912
                             Other current assets                                   (1,899,333)                    (137,761)
                      Increase (decrease) in:
                             Securities sold but not yet purchased                     814,955                   (1,341,722)
                             Payable to clearing brokers                                     0                   (2,868,462)
                             Sales commission payable                                 (964,408)                    (790,036)
                             Other liabilities and accrued items                     1,018,328                      138,853
                                                                           -------------------         --------------------
                             Net cash provided by (used in)
                             operating activities                                   (1,489,940)                    (333,174)
                                                                           -------------------         --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Investments                                                                   (135,500)                     240,318
        Fixed assets                                                                  (198,150)                    (127,097)
                                                                           -------------------         --------------------
                             Net cash provided by (used in)
                             investing activities                                     (333,650)                     113,221
                                                                           -------------------         --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Exercise of employee stock options                                           1,057,105                        7,500
        Private placement                                                            2,500,000                            0
        Subsidiary private placement                                                   709,584                            0
        Increase in minority interest                                                  160,657                            0
                                                                           -------------------         --------------------
                             Net cash provided by (used in)
                             financing activities                                    4,427,346                        7,500
                                                                           -------------------         --------------------
NET INCREASE (DECREASE) IN CASH                                                      2,603,756                     (212,453)
CASH, BEGINNING OF PERIOD                                                            2,454,100                    1,433,126
                                                                           -------------------         --------------------
CASH, END OF PERIOD                                                        $         5,057,855         $          1,220,673
                                                                           ===================         ====================
SUPPLEMENTAL CASH FLOW INFORMATION
        Income taxes paid                                                  $         1,411,000         $            170,000
                                                                           ===================         ====================
        Interest paid                                                      $           108,929         $            120,902
                                                                           ===================         ====================

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                          Notes to Financial Statements
                                   (Unaudited)


Note 1. Presentation of Financial Statements

                  The statement of financial condition as of October 31, 1999, the statements of operations for the three months and nine months ended October 31, 1999 and 1998, the statement of changes in stockholders' equity for the nine month period ended October 31, 1999, and the statements of cash flows for the nine months ended October 31, 1999 and 1998 have been prepared by the Company without audit. The statement of financial condition as of January 31, 1999 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 1999 and 1998 have been made.

                  The difference between the effective tax rate shown on the statements of operations for the quarter and nine months ended October 31, 1999 and 1998 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 1999 Annual Report to Shareholders. The results of the periods ended October 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Note 2. Earnings Per Common Share

                  Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants, that are dilutive, have been included in the computation of earnings per share based on the modified treasury stock method.

Note 3. Net Capital Requirements

                  As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Exchange Act of 1934, as amended. The object of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

                  On October 31, 1999, the Company's aggregate indebtedness and net capital were $5,222,896 and $12,203,788 respectively, a ratio of 0.43 to 1.00.

                           M. H. Meyerson & Co., Inc.

Item 2. Management's Discussion and Analysis

General

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

         Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in this Item 2 - Management's Discussion and Analysis of Results of Operations and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                                          Percent of Total Revenues
                                                                 --------------------------------------------
                                                                        Nine Months Ended October 31,
                                                                 --------------------------------------------
                                                                       1999                      1998
                                                                 ------------------         -----------------
Net gain on securities transactions............................                91.9                      74.8
Commissions....................................................                 3.7                       6.1
Underwriting...................................................                 2.4                      14.4
Interest and other.............................................                 2.0                       4.7
                                                                 ------------------         -----------------
                                                                              100.0                     100.0
                                                                 ------------------         -----------------
Clearing charges...............................................                31.9                      25.6
Compensation and benefits......................................                38.2                      48.9
Rent and office................................................                13.7                      19.6
Professional fees..............................................                 5.0                       3.8
Interest and other operating expenses..........................                 5.4                      15.0
                                                                 ------------------         -----------------
           Total expenses......................................                94.2                     112.9
                                                                 ------------------         -----------------
           Income(loss) before income taxes and
                      minority interest........................                 5.8                     (12.9)
           Income taxes........................................                 2.2                      (4.1)
           Minority interest...................................                 0.1                       0.0
                                                                 ------------------         -----------------
           Net income(loss)....................................                 3.6                      (8.8)
                                                                 ==================         =================

Calculation of Earnings Per Share

         The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended October 31, 1999 compared with Quarter Ended October 31, 1998

         Total revenues for the quarter ended October 31, 1999 were $7,565,784, a 171.0% increase from the $2,791,988 reported for the quarter ended October 31, 1998. This increase is attributable mainly to an increase in trading volume, offset partially by decreases in underwriting and retail services revenue. Interest and other revenue, consisting mainly of investment gains, was up, increasing 778.2% from $53,379 to $468,753.

         Clearing charges increased from $1,293,454 to $3,377,734, a change of 161.1%. This is attributable to the increase in the Company's trading volume.

         Compensation and benefits increased from $2,345,384 to $2,418,400, representing an increase of 3.1%. This was the result of the increased trading volume during the third quarter of fiscal 1999 offset by differing percentage payouts based on the mix of revenue sources.

         Interest expense is due to a subordinated loan, which was effective on August 1, 1997, and renewed effective August 1, 1999.

Viability of Operating Results

         The Company, like other securities firms, is directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for the Company's investment banking services. All of these factors have an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-commission compensation and benefits, communications, occupancy and equipment remain relatively fixed.

Liquidity and Capital Resources

         The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 83% and 87% of total assets at October 31, 1999 and January 31, 1999 respectively.

         The Company finances its operations primarily with existing capital and funds generated from operations. The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

Year 2000

         The Company's internal accounting systems and the computers that run these systems have been audited and it has been confirmed that we do not expect them to be affected by the year 2000 'bug'. The Company's trading and customer transaction systems are supplied and managed by our clearing brokers and outside independent vendors. The Company has been in the process of assessing what steps it must take to avoid being indirectly affected by potential year 2000 problems occurring in the systems of clearing brokers and other outside vendors. The Company does not expect to incur any significant expenditures related to year 2000 problems with its primary information systems. However, any failure by the Company's clearing organization or other outside vendors to adequately address the date change could have material adverse effect on the Company's financial condition and operations.

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

         In the course of our business, we maintain inventory, consisting mainly of OTC securities and municipal bonds. The market value of our inventory at October 31, 1999 was $8.04 million in long positions and $2.67 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $537,000 due to the losses on the long positions being partially offset by gains on the short positions.

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


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  Exhibit Number                     Description of Exhibit
                  --------------                     ----------------------
                           11               Calculation of Earnings per Share of
                                            the Company                                           pg. 10


         (b)      Reports on Form 8-K:

                  The Company filed no reports on Form 8-K during the quarter ended October 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     M. H. MEYERSON & CO., INC.
                                            (registrant)




              Date:    12/07/99      By: /s/ Michael Silvestri
                       --------      -------------------------
                                         Michael Silvestri
                                         President and Chief Operating Officer




              Date:    12/07/99      By: /s/ Eugene M. Whitehouse
                       --------      ----------------------------
                                         Eugene M. Whitehouse
                                         Vice President and Controller