Form 10-K
period 2000-01-31
MEYERSON M H & CO INC /NJ/
filed 2000-04-28
CIK 913781

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)                         FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended January 31, 2000

                                      OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from__________ to ___________

                         Commission file number 0-23410

                           M. H. MEYERSON & CO., INC.
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                      13-1924455
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

Newport Tower, 525 Washington Blvd., Jersey City New Jersey         07310
     (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (201) 459-9500

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|      No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      At March 31, 2000 6,527,815 shares of Common Stock, $0.01 par value, of the registrant (the "Common Stock") were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $27,084,340 based on the closing price of $6.0625 per share on March 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Viability of Operating Results and elsewhere as appropriate. This Annual Report on Form 10-K, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

                                     PART I

Item 1. Business.

General

      Our Company, founded in 1960, is a registered securities broker-dealer and member of the NASD. We are a full service financial and investment banking firm which we regard as organized, for functional purposes, in 8 operational divisions:

      1. Wholesale Trading and Market Making - Here we engage in buying and selling securities on behalf of our own trading accounts, usually with other dealers on the other side of a transaction. In market making transactions, we stand ready to buy or sell a particular security at a price quoted by us. As of April 1, 2000, we were market makers in approximately 3,100 securities. We are a significant market maker in NASDAQ and bulletin board securities; these trading activities have historically accounted for the largest part of our revenues.

            We employ 50 securities traders and 32 assistant traders in this division. We incentivize our traders by structuring their compensation to accord them with a sliding scale percentage of trading profits or losses from their trading accounts, after deduction of general expenses. Our management and compliance personnel supervise these trading activities and require the maintenance of reserves and trading position limits by these personnel so as to attempt to mitigate trading losses. In so doing, we are in rigorous compliance with NASDAQ and other regulatory requirements as well as the traditional standards of commercial honor in conducting the brokerage business.

            Our trading activities have substantially increased with the addition of several automated trading systems such as REDI, Instinet, ACT, Selectnet, BNET, and the automated ticketless Brass trading program. The Brass system, which, in effect, makes trading "paperless", enhances the ability of traders to focus on market conditions by eliminating the prior administrative burden incumbent in trading. The Selectnet and Instinet networks link the Company with trading partners throughout the United States, including other brokerage firms, block trading desks and specialists on the regional exchanges. These systems provide us with access to every major securities exchange on a worldwide basis. We also employ the Autex electronic volume monitoring system. Through Autex, we can determine the percentage of our relative trading volume in a specific security.

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

      3. Retail Securities Services - We have approximately 14,500 retail customer accounts which we service through 51 licensed registered representatives, of whom 18 also hold higher licenses as registered securities principals. Our clients consist of individuals and institutions, many of whom are sophisticated securities investors and who have maintained their accounts with us for a lengthy period of time. Our retail customer accounts are carried on a "fully disclosed " basis by Bear, Stearns Securities Corp., members of the New York and other principal stock exchanges, pursuant to a clearing agreement. This agreement provides that customer securities positions and credit balances held at Bear, Stearns Securities Corp. are insured for an unlimited amount; this includes $500,000 coverage by Securities Investors Protection Corp, which maintains $100,000 coverage of cash balances.

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

      8. Emeyerson.com Electronic Trading Subsidiary - Emeyerson.com Inc. ("EMEY") was formed in January 1999 for the purpose of instituting business as an on-line Internet brokerage company, providing (i) retail brokerage, live market data, other investment information and related services for its customers and (ii) Internet-based Business-to-Business financial products and solutions to other U.S. and international banks, securities brokerage firms and other financial institutions, including private labeled turnkey trading systems.

            On January 19, 2000, EMEY's application for membership with the National Association of Securities Dealers, Inc. ("NASD") was granted and EMEY is in the process of obtaining, or processing applications to obtain, licensing approval of the appropriate regulatory bodies of substantially all the states. To further prepare for the commencement of conduct of its retail brokerage business, which is anticipated during spring 2000, EMEY has also:
            (a) entered into a clearing agreement with Investec Ernst & Company ("Investec Ernst"); and (b) entered into a license agreement with TradinGear.com Inc. ("TradinGear"), whereby EMEY has the right to utilize the TradinGear electronic order input system as well as to have the exclusive license to sell and/or license this on a co-branded basis to others. EMEY has also firmed up strategic alliances with these other entities by allowing Investec Ernst and TradinGear to each acquire approximately 10% of the outstanding shares of EMEY, while itself acquiring approximately 50% of the outstanding shares of TradinGear.

            As of January 31, 2000, EMEY has raised approximately $950,000 and since then an additional approximately $4,000,000 by private placements of its securities. We presently own approximately 53% of EMEY's capital stock.

Corporate Strategy

      As we enter our 41st anniversary year of investment banking, our goal and strategy is to maintain our historic strengths in market making, investment banking and capital formation activities while expanding our product base and capabilities, on a well planned and controlled scale. We plan to do this by:

o Utilizing the latest electronic trading and information technology. We have increased our trading and access to markets and information to meet the new trading rules. We have, among other thing, linked a number of automated trading systems to our arsenal, such as Selectnet, Redi, Instinet and other electronic communications networks, and the automated ticketless Brass trading program. The Brass system, which, in effect, makes trading "paperless", enhances the ability of our traders to focus on market conditions by eliminating the prior administrative burden incumbent in trading. The Selectnet, Redi and Instinet networks link us with trading partners throughout the United States, including other brokerage firms, block trading desks and specialists on the regional exchanges. These systems provide us with access into every major securities exchange on a worldwide basis. We also employ the Autex electronic volume monitoring system, which permits us to determine our overall volume of trading as well as our relative trading volume in a specific security. During Calendar 1999, Autex reported that we ranked 15th in total market making volume in NASDAQ and bulletin board securities.

o Our electronic commerce and Internet investment banking activities are being expanded to cover:

      1. Raising private placement or other funding for small but dynamically expanding electronic commerce entities, while sometimes investing in these operations to secure a minority position in the shareholdings for our firm.

      2. Analyzing the needs of clients involved in these fields so that we may advise them in acquiring other operations or expanding their domain sites and activities to encompass other related businesses, which utilize the same basic technology and skills. In this regard, we are helping finance and advise an electronic auction site, an Internet service provider and similar enterprises.

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

Operations

      We do not hold client funds or securities and do not directly process back office operations. We clear most transactions for our institutional clients and all transactions for our own proprietary trading accounts, with Spear, Leeds &

Kellogg, Inc., members of the New York Stock Exchange and other principal stock exchanges. We clear all transactions for our retail customers with Bear Stearns Securities Corp., a firm which clears for more brokers than any other national entity. All clearing activities are carried on a fully disclosed basis with our customers. These clearing services are furnished to us and our clients for a fee and include billing, custody of securities, credit review (including for margin accounts) and similar activities. However, if our customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on "margin" accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses. We maintain our back office and compliance divisions to supervise our activities generally and to ensure financial and regulatory compliance with applicable rules.

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

      As of January 31, 2000, we were required to maintain minimum net capital, in accordance with SEC rules, of $1,000,000 and had total net capital of approximately $14,555,000 or approximately $13,555,000 in excess of our minimum net capital requirements.

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

Personnel

      As of March 31, 2000, we employed a total of 200 full-time persons, whose primary roles are: 3 engaged in executive management, 5 accounting, 6 compliance, 18 back office personnel, 5 retail clerical, 52 retail representatives, 6 institutional/research, 11 investment banking, 81 trading and 13 bonds and fixed income. Our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

      Our registered representatives are required to take examinations administered by the NASD and state authorities in order to be qualified to transact business. Our success will depend on our ability to hire and retain additional qualified trading, technical and financial personnel, who are generally in high demand.

Item 2. Properties.

      The Company currently leases approximately 30,000 square feet of space in an office building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011. Rent charges on this office for the years ended January 31, 2000 and January 31, 1999 were $985,945 and $950,848, respectively.

      In addition, the Company also pays maintenance charges for additional space in Aventura, Florida, under an agreement with Martin H. Meyerson, its Chairman, who owns the property in question. This space is primarily used for entertainment and investment banking purposes. The total maintenance charges for the years ending January 31, 2000 and 1999 were $10,335 and $10,440, respectively. The Company also pays rent for space in New York City, New York which is leased in the name of Martin H. Meyerson. This property is also used primarily for entertainment and investment banking purposes. The total rent paid on this space for the years ended January 31, 2000 and 1999 were $38,400 and $35,315, respectively. The maintenance charges paid on the Florida property are the actual maintenance charges billed each month, and the rent paid on the New York property is the actual rent specified in the lease between Martin H. Meyerson and the building's landlord. The Company believes that it is similar to what would be paid for a comparable property leased on an arm's length basis by the Company. Neither of these properties is the permanent residence of Martin H. Meyerson.

Item 3. Legal Proceedings.

      Except as described herein, the Company is not a party to any litigation which would have a material adverse impact on the Company or its operations. An action styled as a class action has been initiated against Optomedic Medical Technologies Ltd. ("Optomedic"), an executive officer of Optomedic and against the Company in connection with an underwriting in June 1998 of Optomedic securities by the Company. The action is in a very preliminary stage, and the time for the Company to respond to the plaintiffs' complaint has not yet occurred. No class certification application as yet has been made. The Company believes that plaintiffs have filed a deficient pleading, and intends to file a motion to dismiss the plaintiffs' complaint.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock is traded on the NASDAQ National Market ("NMS") under the symbol "MHMY". The following sets forth for the fiscal quarters as indicated the high and low bid closing quotations for the Company's Common Stock on the NMS from February 1, 1998 through January 31, 2000. Such information reflects interdealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

      Fiscal Year 1999          High        Low
      ----------------
      1st Quarter              $  4.5     $  1.75
      2nd Quarter              $  2.3     $  1.44
      3rd Quarter              $  1.7     $  0.66
      4th Quarter              $  2.5     $  0.69

      Fiscal Year 2000
      ----------------
      1st Quarter              $12.38     $ 3.44
      2nd Quarter              $  8.5     $ 4.56
      3rd Quarter              $  4.5     $ 2.69
      4th Quarter              $  5.6     $ 2.75

      The number of shareholders of record of the Company's Common Stock on March 31, 2000 was approximately 50, and the number of beneficial holders of the Company's Common Stock is estimated by management to be an additional 4,000 holders.

Item 6. Selected Financial Data.

      The historical selected financial data set forth below for the three years ended January 31, 2000 are derived from the Company's Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Vincent R. Vassallo, independent certified public accounts, whose report with respect thereto appears elsewhere in this report.

                                                               January 31,

                                        2000          1999           1998         1997          1996
                                        ----          ----           ----         ----          ----
Balance Sheet Data:
Assets                                $36,361,522   $21,577,799   $24,526,907   $23,702,300   $19,379,985
Liabilities                            12,948,157     7,021,214    10,249,271     9,759,700     7,324,848
Subordinated Loan                       2,000,000     2,000,000     2,000,000             0             0
Minority Interest in Subsidiary           680,852             0             0             0             0
Shareholders' Equity                   20,732,513    12,556,585    12,277,636    13,942,600    12,055,137

Statement of Operations Data:
                                                             Year Ended January 31,

                                          2000           1999           1998            1997          1996
                                          ----           ----           ----            ----          ----

Revenues
Net gain on securities transactions  $ 57,690,503   $ 28,784,099   $ 20,637,323    $ 34,214,505   $ 21,088,570
Underwriting                            1,621,399      2,966,120      3,254,395       4,811,399      1,262,448
Commissions                             1,992,818      1,728,938      2,025,672       2,396,754      2,263,490
Interest and other revenue                816,820        400,665      1,540,174         463,937        330,613
                                     ------------   ------------   ------------    ------------   ------------
         Total Revenues                62,121,540     33,879,822     27,457,564      41,886,595     24,945,121
                                     ------------   ------------   ------------    ------------   ------------
Expenses
Compensation and benefits              27,181,296     16,451,594     14,383,715      22,226,110     13,466,583
Clearance charges                      18,620,819      7,328,909      6,233,720       6,467,259      4,536,060
Communications                          4,616,220      3,544,838      3,411,166       3,260,963      2,244,565
Professional fees                       1,276,145        916,005        973,902       1,416,519        537,443
Occupancy and equipment costs           1,034,680        996,603        954,071         461,874        630,145
Other operating expenses                4,446,301      4,185,103      4,180,770       4,788,042      2,390,849
                                     ------------   ------------   ------------    ------------   ------------
         Total Expenses                57,175,461     33,423,052     30,137,344      38,620,767     23,805,645
                                     ------------   ------------   ------------    ------------   ------------
Income (Loss) Before Taxes              4,946,079        456,770     (2,679,780)      3,265,828      1,139,476
Minority Interest                         100,920              0              0               0              0
Provision For Income Taxes              2,003,377        220,321       (960,316)      1,445,865        464,689
                                     ------------   ------------   ------------    ------------   ------------
Net Income                           $  3,043,622   $    236,449   ($ 1,719,464)   $  1,819,963   $    674,787
                                     ============   ============   ============    ============   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Results of Operations

      The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                       Percent of Total Revenues
                                                         Year Ended January 31,
                                                        2000     1999      1998
                                                        ----     ----      ----
Net gain on securities transactions                      93        85        75
Underwriting                                              3         9        12
Commissions                                               3         5         7
Interest and other                                        1         1         6
                                                       ----      ----      ----
                                                        100       100       100
                                                       ----      ----      ----
Compensation and benefits                                44        49        52
Clearance charges                                        30        22        23
Communications                                            7        10        12
Professional fees                                         2         3         4
Occupancy and equipment costs                             2         3         4
Other operating expenses                                  7        12        15
                                                       ----      ----      ----
       Total expenses                                    92        99       110
                                                       ----      ----      ----
       Income before income taxes                         8         1       (10)
       Minority interest                                  *         0         0
       Provision for income taxes                         3         *        (4)
                                                       ----      ----      ----
       Net income                                         5         1        (6)
                                                       ====      ====      ====

* represents amount less than 1%

Calculation of Earnings Per Share

      The calculation of earnings per share on the financial statements included in this Report are based on the weighted average number of shares outstanding, as calculated.

Fiscal Year 2000 Compared with Fiscal Year 1999

      Total revenues in fiscal year 2000 increased to $62,121,540 from $33,879,822, or 83.4%. This is attributable mainly to the 100.4% increase in trading revenue, offset by the decrease in underwriting revenue. The increase in trading revenue is due to increases in trading volume over last fiscal year.

      Compensation and benefits increased from $16,451,594 to $27,181,296, a change of 65.2% This was caused by the increase in revenue.

      Clearing charges increased from $7,328,909 to $18,620,819, also due to the large increase in volume over last year.

      Communications expense increased by 30.2%, from $3,544,838 to $4,616,220.

      Other operating expenses, comprising professional fees, research fees, occupancy, and various other operating costs increased from $6,097,711 to $6,757,126.

Fiscal Year 1999 Compared with Fiscal Year 1998

      Total revenues in fiscal year 1999 increased to $33,879,822 from $27,457,564, or 23.4%. This is attributable mainly to the 39.5% increase in trading revenue, offset by decreases in underwriting, commissions, and interest and other revenue of 8.9%, 14.6%, and 74.0% respectively.

      Management believes that the increase in trading revenue is due to a significant increase in volume, credited in large part to the explosion in Internet trading activity.

      Compensation and benefits increased from $14,383,715 to $16,451,594, a change of 14.4%. This resulted from increased commissions and draws, due to the increase in revenues.

      Clearing charges increased from $6,233,720 to $7,328,909, also due to increased volume, a change of 17.6%.

      Communications charges increased by 3.9%, from $3,411,166 to $3,544,838.

      Other operating expenses, comprising professional fees, research fees, occupancy, and various other operating costs decreased from $6,108,743 to $6,097,711.

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

Liquidity and Capital Resources

      The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 83% and 87% of total assets at January 31, 2000 and January 31, 1999, respectively.

      The Company finances its operations primarily with existing capital and funds generated from operations.

      The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

Year 2000 Issues

      We have not been materially adversely affected by any failures or interruptions in service resulting from the inability of our computing systems or any third-party's systems to recognize the year 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

      In the course of our business, we maintain inventory, consisting mainly of OTC securities and municipal bonds. The market value of our inventory at January 31, 2000 was $15.5 million in long positions and $3.2 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $1.23 due to the losses on the long positions being partially offset by gains on the short positions.

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

Item 8. Financial Statements.

            INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants  .................................. 12
Statements of Financial Condition
      at January 31, 2000 and 1999 ......................................... 13
Statements of Operations for the years
      ended January 31, 2000, 1999 and 1998................................. 14
Statements of Shareholders' Equity for the years
      ended January 31, 2000, 1999 and 1998 ................................ 15
Statements of Cash Flows for the years
      ended January 31, 2000, 1999 and 1998 ................................ 16
Notes to Financial Statements............................................... 17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
M. H. Meyerson & Co., Inc.

      We have audited the accompanying consolidated statement of financial condition of M. H. Meyerson & Co., Inc. and subsidiary as of January 31, 2000 and the accompanying statement of financial condition of M. H. Meyerson & Co., Inc. as of January 31, 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended January 31, 2000 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years ended January 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M. H. Meyerson & Co., Inc. and subsidiary as of January 31, 2000 and M. H. Meyerson & Co., Inc. as of January 31, 1999 and the results of their operations and cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles.


                                        /s/ VINCENT R. VASSALLO, CPA

Sea Cliff, New York
March 30, 1999

                           M. H. MEYERSON & CO., INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             YEARS ENDED JANUARY 31,

                  ASSETS                                     2000         1999
                  ------                                 -----------   -----------
Cash and cash equivalents                                $ 6,674,095   $ 2,454,100
Receivable from clearing brokers (Note 3)                  9,299,226     5,605,947
Securities owned - at market value (Notes 2 and 3)        14,314,130    10,641,496
Investments - not readily marketable (Note 2)              2,505,848       710,171
Property and equipment, net (Notes 2 and 3)                1,116,427     1,479,044
Other assets                                               2,451,796       687,041
                                                         -----------   -----------
               TOTAL ASSETS                              $36,361,522   $21,577,799
                                                         ===========   ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securities sold, but not yet purchased - at
  market value (Notes 2 and 3)                           $ 3,210,864   $ 1,852,237
Payable to trading representatives                         6,900,550     3,967,337
Other liabilities and accrued expenses (Note 3)            2,836,743     1,201,640
                                                         -----------   -----------
             TOTAL LIABILITIES                            12,948,157     7,021,214
                                                         -----------   -----------
COMMITMENTS (Note 6)
MINORITY INTEREST IN SUBSIDIARY                              680,852            --
                                                         -----------   -----------
SUBORDINATED LOAN (Note 7)                                 2,000,000     2,000,000
                                                         -----------   -----------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value, 25,000,000 shares
 authorized, 6,507,815 and 5,090,335 shares issued and
6,507,815 and 5,090,335 shares outstanding at
January 31, 2000 and 1999                                     65,078        50,903
Additional paid-in capital                                12,967,958     7,849,827
Retained earnings                                          7,699,477     4,655,855
                                                         -----------   -----------
        TOTAL SHAREHOLDERS' EQUITY                        20,732,513    12,556,585
                                                         -----------   -----------
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                          $36,361,522   $21,577,799
                                                         ===========   ===========

         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             YEARS ENDED JANUARY 31,

REVENUES                                                 2000           1999           1998
                                                     ------------   ------------   ------------
    Net gain on securities transactions              $ 57,690,503   $ 28,784,099   $ 20,637,323
    Underwriting                                        1,621,399      2,966,120      3,254,395
    Commissions                                         1,992,818      1,728,938      2,025,672
    Interest                                              538,496        214,384        217,294
    Net gain on investments and disposal of assets        278,324        186,281      1,322,880
                                                     ------------   ------------   ------------
          TOTAL REVENUES                               62,121,540     33,879,822     27,457,564
                                                     ------------   ------------   ------------

EXPENSES
    Compensation and benefits                          27,181,296     16,451,594     14,383,715
    Clearance charges                                  18,620,819      7,328,909      6,233,720
    Communications                                      4,616,220      3,544,838      3,411,166
    Professional fees                                   1,276,145        916,005        973,902
    Occupancy and equipment costs (Notes 4 and 6)       1,034,680        996,603        954,071
    Other operating expenses                            4,446,301      4,185,103      4,180,770
                                                     ------------   ------------   ------------
          TOTAL EXPENSES                               57,175,461     33,423,052     30,137,344
                                                     ------------   ------------   ------------
          INCOME (LOSS) BEFORE INCOME TAXES AND
          TAX BENEFITS                                  4,946,079        456,770     (2,679,780)
          Provision for income taxes and
          (tax benefits) (Notes 2 and 5)                2,003,377        220,321       (960,316)
          MINORITY INTEREST                               100,920             --             --
                                                     ------------   ------------   ------------
          NET INCOME (LOSS)                          $  3,043,622   $    236,449   $ (1,719,464)
                                                     ============   ============   ============
          BASIC EARNINGS (LOSS) PER SHARE OF
          COMMON STOCK (Note 2)                      $       0.50   $       0.05   $      (0.34)
                                                     ============   ============   ============
          DILUTED EARNINGS (LOSS) PER SHARE OF
          COMMON STOCK (Note 2)                      $       0.46   $       0.04   $      (0.34)
                                                     ============   ============   ============
          WEIGHTED AVERAGE NUMBER OF SHARES
          OUTSTANDING                                   6,148,605      5,056,068      5,032,262
                                                     ============   ============   ============
          DILUTED WEIGHTED AVERAGE NUMBER OF
          SHARES OUTSTANDING                            6,650,562      5,543,784      5,032,262
                                                     ============   ============   ============

        The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEAR ENDED JANUARY 31, 2000, 1999 AND 1998

                                     COMMON
                                     STOCK          ADDITIONAL
                                    $.01 PAR          PAID-IN         RETAINED
                                     VALUE            CAPITAL         EARNINGS
                                  ----------------------------------------------
SHAREHOLDERS' EQUITY
 FEBRUARY 1, 1997                 $    49,933       $ 7,753,797      $ 6,138,870
Options exercised                         545            53,955
Net (loss) for year                                                   (1,719,464)
                                  ----------------------------------------------
SHAREHOLDERS' EQUITY
  JANUARY 31, 1998                     50,478         7,807,752        4,419,406
Options exercised                         425            42,075
Net income for year                                                      236,449
                                  ----------------------------------------------
SHAREHOLDERS' EQUITY
JANUARY 31, 1999                       50,903         7,849,827        4,655,855
Private placement                       5,000         2,495,000
Options exercised                       9,175         1,244,793
Equity in subsidiary                                  1,378,338
Net income for year                                                    3,043,622
                                  ----------------------------------------------
SHAREHOLDERS' EQUITY
 JANUARY 31, 2000                 $    65,078       $12,967,958      $ 7,699,477
                                  ==============================================

         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             YEARS ENDED JANUARY 31,

                                                         2000           1999           1998
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $ 3,043,622    $   236,449    $(1,719,463)
    Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
        Depreciation                                     393,440        372,175        373,256
        Change in assets and liabilities:
            (Increase) decrease in:
                Receivable from clearing brokers      (3,693,279)    (1,499,563)    (1,086,437)
                Securities owned                      (3,672,634)     2,897,959         (3,411)
                Income taxes receivable                       --        759,758        179,808
                Other assets                          (1,764,755)        17,122       (141,393)
            Increase (decrease) in:
                Securities sold, but not yet
                purchased                              1,358,627     (1,622,364)       (19,112)
                Payable to trading representatives     2,933,213      1,211,226     (1,915,428)
                Payable to clearing brokers                   --     (2,868,462)     2,868,462
                Other liabilities and accrued
                expenses                               1,635,103         51,543       (444,351)
                                                     -----------    -----------    -----------
                Net cash provided by (used in)
                operating activities                     233,337       (444,157)    (1,908,069)
                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments                                       (1,795,677)     1,638,250       (649,337)
    Investment in subsidiary                           1,378,338             --             --
    Purchase of property and equipment                   (30,823)      (215,619)      (248,269)
    Minority interest in subsidiary                      680,852             --             --
                                                     -----------    -----------    -----------
        Net cash provided by (used in)
        investing activities                             232,690      1,442,631       (897,606)
                                                     -----------    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Subordinated loan                                                        --      2,000,000
    Private placement                                  2,500,000             --             --
    Options exercised                                  1,253,968         42,500         54,500
                                                     -----------    -----------    -----------
                Net cash provided by (used in)
                financing activities                   3,753,968         42,500      2,054,500
                                                     -----------    -----------    -----------

NET INCREASE(DECREASE) IN CASH                         4,219,995      1,020,974       (751,175)
CASH, BEGINNING OF YEAR                                2,454,100      1,433,126      2,184,301
                                                     -----------    -----------    -----------
CASH, END OF YEAR                                    $ 6,674,095    $ 2,454,100    $ 1,433,126
                                                     ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                $ 1,411,000    $   170,000    $        --
                                                     ===========    ===========    ===========
    Interest paid                                    $   145,928    $   157,669    $    67,556
                                                     ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 2000, 1999 AND 1998

1. ORGANIZATION

The company is a registered broker-dealer under the Securities Exchange Act of 1934 which provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements for the period ended January 31, 2000 include the parent company and its subsidiary , which is in its development stages and expected to be operational shortly. Balance sheet amounts and income statement amounts are as of the same date. All significant transactions among the Company's businesses have been eliminated.

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

Security Transactions

Customers' securities transactions are recorded on a settlement date basis, which is generally three business days after trade date with related revenues and expenses recorded on a trade date basis. The Company's securities transactions are recorded on a trade date basis. Securities traded on a national securities exchange are valued at the last sales price on January 31, 2000, 1999 and 1998. Securities traded on the over-the-counter market are valued at the bid price for securities owned and at the ask price for securities sold but not yet purchased. Unrealized gains and losses on security transactions are reflected in income.

Underwriting Revenues

Underwriting fees are recorded at the time the underwriting is completed.

Investments - Not Readily Marketable

Investments not readily marketable are valued at estimated fair value as determined by management. Investments not readily marketable include restricted securities which cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, as amended (the "Securities Act") or unless the applicable provisions of Rule 144 of the Securities Act are met.

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

3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Cash and Cash Equivalents

Cash and cash equivalents represent funds on deposit in interest bearing and non-interest bearing checking accounts and certificates of deposit with a maturity of thirty days or less.

Receivable and Payables From/To Clearing Brokers

Receivables and payables from/to clearing brokers are from trading activity and funds deposited and are unsecured. The funds are available for immediate withdrawal and are drawn upon as needed. Interest is paid on these funds at fluctuating rates.

Securities Owned

Approximately ninety-two percent of securities owned consist of NASDAQ and over-the-counter stocks and approximately eight percent consist of fixed income securities.

Property and Equipment

Property and equipment consists of the following:

                                                        January 31,
                                                        -----------
                                             2000          1999          1998
                                          --------------------------------------
Office furniture and equipment            $1,672,674    $1,641,851    $1,426,232
Leasehold improvements                       838,375       838,375       838,375
Vehicles                                      34,994        34,994        34,994
                                          --------------------------------------
                                           2,546,043     2,515,220     2,299,601
Less accumulated depreciation and
amortization                               1,429,616     1,036,176       664,001
                                          --------------------------------------
                                          $1,116,427    $1,479,044    $1,635,600
                                          ======================================

Securities Sold, but not yet Purchased

Securities sold but not yet purchased represent obligations of the Company to deliver the specified securities at some point in the future, thereby creating a liability to purchase these securities at prevailing market prices in effect at that time. Approximately ninety-three percent of securities sold, but not yet purchased consist of NASDAQ and over-the-counter stocks and approximately seven percent is fixed income securities.

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

Other Liabilities and Accrued Expenses

                                                        January 31,
                                                        -----------
                                               2000         1999         1998
                                            ------------------------------------
Accrued salaries, taxes and fringe
benefits                                    $  274,476   $  135,981   $  141,530
Other accrued liabilities                    2,562,267    1,065,659    1,008,567
                                            ------------------------------------
                                            $2,836,743   $1,201,640   $1,150,097
                                            ====================================

4. RELATED PARTY TRANSACTIONS

Transactions with related parties are summarized as follows:

                                                       Year ended January 31,
                                                   -----------------------------
                                                     2000       1999       1998
                                                   -----------------------------
Maintenance charges paid on space owned
by the Company's principal shareholder
(included in rent expense)                         $10,335    $10,440    $10,440
Rent for space which is leased in the name
of the Company's principal shareholder             $38,400    $35,315    $31,310

5. INCOME TAXES

The provision for income taxes is as follows:

                                                Year ended January 31,
                                                ----------------------
                                         2000           1999            1998
                                      -----------------------------------------
Current tax expense(benefit)
Federal                               $1,669,330     $  220,321      $ (960,316)
State                                    334,047             --              --
                                      -----------------------------------------
                                      $2,003,377     $  220,321      $ (960,316)
                                      =========================================

A reconciliation from the statutory federal income tax rate to the effective tax rate is as follows:

                                                   Year ended January 31,
                                                   ----------------------
                                               2000         1999         1998
                                              ------       ------       ------
U.S. statutory rate                             34.0%        34.0%       (34.0)%
State taxes, net of federal benefit              6.7           --           --
Other                                           (0.2)        14.2         (1.8)
                                              ------       ------       ------
                                                40.5%        48.2%       (35.8)%
                                              ======       ======       ======

6. COMMITMENTS

Lease Commitments

The Company signed a 15 year lease for new office space, effective August 1, 1996, and added additional space effective March 15, 1997. In addition, the Company also pays rent for additional space under agreements with its principal shareholder.

Minimum annual rental and lease commitments for all office space with a remaining term of one year or more at January 31, 2000 are as follows:

Year ending January 31,
2001                                                $   793,040
2002                                                    824,725
2003                                                    856,400
2004                                                    856,400
2005                                                    856,400
Remainder through July 31, 2011                       5,750,900
                                                    -----------
   Net minimum lease payments                       $ 9,937,865
                                                    ===========

Rent expense for the years ended January 31, 2000, 1999 and 1998 was $1,034,680, $996,603 and $954,071, respectively.

Employment Agreements

The Company has employment agreements with Martin H. Meyerson, Chairman and Chief Executive Officer, and Michael Silvestri, President and Chief Operating Officer. The agreements provide for base annual compensation of $600,000 and $200,000 respectively. The agreements were for a three (3) year period from October, 1993 and were renewed automatically for succeeding periods of one year. In the event the Company terminates such employee(s) without cause, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation.

7. SUBORDINATED LOANS

The Company entered into an NASD approved subordinated loan agreement with Spear, Leeds & Kellogg, dated June 3, 1997 and effective August 1, 1997. The amount is $2,000,000 and matured on August 31, 1999 but was extended to August 31, 2001. It is subject to monthly interest payments at the rate of half a percent below the Prime Rate and is unsecured.

8. NET CAPITAL REQUIREMENT

As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Exchange Act of 1934. The basic concept of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

The Company's aggregate indebtedness and net capital were $ 9,625,763 and $ 14,555,034 on January 31, 2000, $ 5,168,977 and $ 9,444,564 on January 31, 1999
and $ 6,774,670 and $ 6,952,975 on January 31, 1998 respectively.

9. STOCK OPTIONS

The Company established an employee stock option plan administered by the Board of Directors. Under the plan, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 3,000,000 shares of Common Stock. As of January 31, 2000, options to purchase 2,309,000 shares have been granted under this plan, 2,224,000 of which were exercisable as of January 31, 2000 and the balance will become exercisable at varying times through June 2001. The outstanding options have exercise prices ranging from $1.10 to $7.8125 per share. Options to purchase 1,014,480 shares have previously been exercised and options to purchase 1,294,520 shares are outstanding.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The executive officers, directors and key employees of the Company are as follows:

      Name                 Age                       Position with Company
      ----                 ---                       ---------------------
Martin H. Meyerson         69          Chairman, Chief Executive Officer, Chief Financial Officer
                                       and Director
Michael Silvestri          52          President, Chief Operating Officer and Director
Kenneth J. Koock           57          Vice Chairman and Director
Jeffrey E. Meyerson        34          Vice President, Trading, and Director(1)
Eugene M. Whitehouse       41          Senior Vice President, Controller, Secretary, Treasurer and
                                       Director
Bertram Siegel, Esq.       62          Director
Martin Leventhal, CPA      63          Director
Alfred T. Duncan           56          Director

----------
(1) Jeffrey E. Meyerson is the son of Martin H. Meyerson

Biographical Information

Martin H. Meyerson, Chairman, Chief Executive Officer and Chief Financial
Officer

      Martin H. Meyerson is the Chairman, Chief Executive Officer, Chief Financial Officer and a director of the Company and was its President until 1984. Mr. Meyerson was also the President and a director of Bio Recovery Technology, Inc., a research and development company involved in microbiological and pollution control products, from 1984 through 1986. He was also the chairman of the board of Bio Metallics, Inc., also involved in pollution control products, from 1987 through 1990. Mr. Meyerson graduated from Packard College in 1952, majoring in Business Administration. Since February 1999, he has been Chairman of the Board of Directors of the Company's EMEY subsidiary.

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

Kenneth J. Koock, Vice Chairman and Director

      Kenneth Koock has been with the Company since 1977. In 1993, Mr. Koock became a Director of the Company. Mr. Koock received his B.A. degree from Duke University in 1963 and a law degree in 1966 from St. John's University. He was president of Bio Metallics, Inc. from 1987 through 1990 and is a member of the New York State Bar Association. Since February 1999, he has been Vice-Chairman of the Board of Directors of EMEY.

Jeffrey E. Meyerson, Vice President, Trading and Director

      Jeffrey E. Meyerson has been with the Company since 1987. He became Vice President of the Trading Department in 1989. He received an Economics/Management degree from Ithaca College in 1987. Mr. Meyerson became a Director of the Company in 1993. Since November 1999, he has been President and a director of EMEY.

Eugene M. Whitehouse, Senior Vice President, Controller, Secretary, Treasurer and Director

      Eugene M. Whitehouse has been associated with the firm since 1983, became a Vice President and the Company's Controller in 1994, became Senior Vice President in 2000, became Secretary in 1998, became Treasurer in 1999 and became a Director in 1996. He received a B.B.A. degree from Pace University in 1982, and an M.B.A. from St. Peter's College with a concentration in MIS in 1994, and a concentration in International Business in 1997. Since February 1999, he has been Chief Financial Officer of EMEY.

Bertram Siegel, Esq., Director

      Bertram Siegel became a Director of the Company in 1994. Mr. Siegel is a partner in the law firm of Siegel and Siegel, and was a member of the Board of Directors of Bio Metallics, Inc. from 1987 through 1990. He is a member of the New Jersey and Bergen County Bar Associations, and received his Juris Doctor degree from Rutgers, the State University of New Jersey in 1963.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      During the fiscal year ended January 31, 2000, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Form 4, except for Martin Leventhal, who inadvertently omitted to file a Form 4 for the months of July and August 1999.

Item 11. Executive Compensation.

      The following table sets forth as of the years ended January 31, 2000, 1999, and 1998 the compensation we paid for services rendered in all capacities to all executive officers whose cash compensation exceeded $100,000 during these years:

                                                                      Long Term
                                                                      Compensation
                                                                      ------------

                                                                      Securities
                                 Fiscal      Salary       Bonus       Underlying
Name and Principal Position       Year       ------       -----       Options/SARS(#)
---------------------------       ----                                ---------------
Martin H. Meyerson, Chairman .....2000    $  600,000    $  200,000            --
                                  1999       512,500            --            --
                                  1998       600,000            --        15,000

Kenneth J. Koock, Vice Chairman ..2000     1,149,800            --
                                  1999       434,800            --            --
                                  1998       574,800            --        10,000

Michael Silvestri, President and
Chief Operating Officer ..........2000       200,018       200,000            --
                                  1999       225,018       100,000       115,000
                                  1998       215,018            --         5,000

This table does not specify "other compensation" since it is less than 10% of the total salary and bonus reported for each officer. Mr. Koock does not receive a base salary. His compensation is based on commissions earned. Mr. Silvestri earns compensation based on commissions earned in addition to his contracted salary and incentive amounts.

Option Grants in Last Fiscal Year

      No options were granted to the executive officers named in the Summary Compensation Table during the fiscal year ended January 31, 2000.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table contains information concerning (i) option exercises during the fiscal year ended January 31, 2000 by executive officers named in the Summary Compensation Table and (ii) the number and value, at January 31, 2000, of unexercised options held by executive officers named in the Summary Compensation Table:

                                                                          This table represents the difference between
                                                                         the exercise price of the outstanding options
                                                       Underlying        and the estimated market price of the Common
                                                    Unexercised Options  Stock on January 31, 2000 of $4.50 per share.
                           Shares                      at FY-End(#)            Value of Unexercised In-the Money
                         Acquired on     Value        (Exercisable                  Options at FY-End
Name                      Exercise(#)  Realized($)    /Unexercisable           (Exercisable/Unexercisable)
----                      -----------  -----------    --------------           ---------------------------
Martin H. Meyerson                --           --        273,520/0                      $756,589/0

Kenneth J. Koock                  --           --        275,000/0                      $607,500/0

Michael Silvestri            130,000      626,094               --                              --

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

      Long Term Incentives. We provide our executive officers with long-term incentive compensation through grants of stock options our stock option plan. The grant of stock option aligns the executive's interests with those of our stockholders by providing the executive with an opportunity to purchase and maintain an equity interest in our stock and to share in the appreciation of its value Stock. In fiscal 2000, options to purchase an aggregate of 100,000 shares of our Common Stock were granted to our executive officers other than the Chief Executive Officer. Each of these options vested at grant.

      CEO's Compensation. As discussed in the Executive Compensation Table, Mr. Meyerson received a base salary of $600,000 for fiscal 2000 and received a bonus of $200,000. The factors involved in determining our CEO's compensation are our revenues and profits, his lengthy experience and business acumen, his responsibilities, and the efforts exerted by him in performance of his duties.

Reported upon by the Board of Directors:

            Martin H. Meyerson                  Eugene M. Whitehouse
            Kenneth J. Koock                    Bertram Siegel
            Michael Silvestri                   Martin Leventhal
            Jeffrey E. Meyerson                 Alfred T. Duncan

Employment Agreements

      We have employment agreements with Martin H. Meyerson and Michael Silvestri. The agreements provide for base annual compensation of $600,000 and $200,000 respectively, plus certain incentive compensation. The agreements expire in October, 2000 and are automatically renewable for periods of one (1) year. In the event we terminate without cause the employment of either Mr. Meyerson or Mr. Silvestri (except by causing non-renewal of their employment agreement), they would receive a severance payment equal to one year's base salary plus accrued benefits and incentive compensation.

Share Performance Graph

        Nasdaq Financial Stocks   Nasdaq US Market   M.H. Meyerson & Co., Inc.

1/31/95         100.000               100.000                100.000
1/31/96         142.020               141.298                200.000
1/31/97         188.584               185.256                406.250
1/30/98         266.120               218.666                368.750
1/29/99         268.387               342.047                231.250
1/31/00         247.927               524.674                450.000

The above graph shows changes over the past five year period ending January 31, 2000 of $100 invested in: (1) the Nasdaq Stock Market, (2) The Nasdaq Financial Stocks, and (3) our Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information known to Meyerson, as of April 28, 2000, relating to the beneficial ownership of shares of Common Stock by: each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; each director; and all executive officers and directors as a group.

                                              Number of Shares     Percent of
         Name and Address of                    Beneficially         Shares
           Beneficial Owner                        Owned        Beneficially Owned
Martin H. Meyerson                               1,898,190            27.9%
Michael Silvestri                                   65,000               *
Kenneth J. Koock                                   362,625             5.3%
Jeffrey E. Meyerson                                260,000             3.9%
Eugene M. Whitehouse                               100,000             1.5%
Bertram Siegel, Esq                                 78,000             1.2%
Martin Leventhal, CPA                               35,000               *
Alfred T. Duncan                                    15,000               *
All directors and executive officers as
  a group (8 people)                             2,813,815            38.6%

----------
* Less than 1%

The number of shares beneficially owned by Martin H. Meyerson includes 273,520 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Kenneth J. Koock includes 275,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Jeffrey E. Meyerson includes 125,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Eugene M. Whitehouse include 25,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Bertram Siegal includes 20,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Martin Leventhal includes 20,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Alfred T. Duncan includes 15,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by all of our officers and directors are a group includes 753,520 shares of common stock issuable upon exercise of currently exercisable options.

Unless otherwise stated, the business address of each of the named individuals in this table is c/o M.H. Meyerson & Co., Inc., 525 Washington Boulevard, Jersey City, New Jersey 07310.

Item 13. Certain Relationships and Related Transactions.

      Information regarding relationships and related transactions is disclosed in the notes to financial statements included in Item 7 of this report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

    11                Calculation of Earnings Per Share of the
                      Company

    27                Financial Data Schedule

      (1) Incorporated herein by reference from the Registration Statement number 33-70566 filed by the Company on Form SB-2.

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        M. H. MEYERSON & CO., INC.
                                               (Registrant)


                                        By: /s/ Michael Silvestri
                                           -------------------------------------
                                           Michael Silvestri
                                           President and Chief Operating Officer

                                        Date: April 26, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

      Signature               Title                         Date

                              Chairman, Chief Executive
                              Officer, Chief Financial
/s/ Martin H. Meyerson        Officer and Director          April 26, 2000
----------------------------
Martin H. Meyerson

                              President, Chief Operating
/s/ Michael Silvestri         Officer and Director          April 26,  2000
------------------------------
Michael Silvestri

/s/ Kenneth J. Koock          Vice Chairman and Director    April 26, 2000
------------------------------
Kenneth J. Koock

                              Vice President, Trading,
/s/ Jeffrey E. Meyerson        and Director                 April 26, 2000
------------------------------
Jeffrey E. Meyerson

/s/ Eugene M. Whitehouse      Senior Vice President,
--------------------------    Controller, Secretary,
Eugene M. Whitehouse          Treasurer and Director        April 26, 2000

/s/ Bertram Siegel            Director                      April 26, 2000
------------------------------
Bertram Siegel, Esq.

/s/ Martin Leventhal          Director                      April 27, 2000
------------------------------
Martin Leventhal, CPA

/s/ Alfred T. Duncan          Director                      April 26, 2000
------------------------------
Alfred T. Duncan