Form 10-Q
period 2000-04-30
MEYERSON M H & CO INC /NJ/
filed 2000-06-12
CIK 913781

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

    (Mark one)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

                                       OR

      [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to  ____________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,565,315 at May 17, 2000.

                           M. H. Meyerson & Co., Inc.

                                      Index

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements:

            Consolidated Statement of Financial Condition,
                  April 30, 2000 and January 31, 2000 .........................1

            Consolidated Statement of Operations, Three Months Ended
                  April 30, 2000 and 1999 .....................................2

            Consolidated Statement of Changes in Stockholders' Equity
                  Three Months Ended April 30, 2000 ...........................3

            Consolidated Statement of Cash Flows, Three Months Ended
                  April 30, 2000 and 1999 .....................................4

            Notes to Financial Statements .....................................5

      Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ...................6

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk ..8

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K ............................9

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           M. H. Meyerson & Co., Inc.

                  Consolidated Statement of Financial Condition

                                                 April 30,        January 31,
                                                   2000               2000
                                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                    $ 5,660,210       $ 6,674,095
     Due from clearing brokers -
     available for immediate withdrawal            27,691,186         9,299,226
     Securities - trading - long at market          9,806,074        14,314,130
     Other current assets                           2,277,040         2,451,796
                                              ----------------   ---------------
                                                   45,434,510        32,739,247

Investments                                         3,688,412         2,505,848
Fixed assets net of accumulated
depreciation                                        1,025,330         1,116,427
                                              ----------------   ---------------
                                                 $ 50,148,252      $ 36,361,522
                                              ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Securities - trading - short at market       $ 1,598,934       $ 3,210,864
     Sales commission payable                       7,888,269         6,900,550
     Other liabilities and accrued items            8,471,256         2,836,743
                                              ----------------   ---------------
                                                   17,958,459        12,948,157
MINORITY INTEREST IN SUBSIDIARY                     2,556,946           680,852
SUBORDINATED LOAN                                   2,000,000         2,000,000
STOCKHOLDERS' EQUITY
     Common stock                                      65,653            65,078
     Additional paid-in capital                    14,857,114        12,967,958
     Retained earnings                             12,710,080         7,699,477
                                              ----------------   ---------------
                                                   27,632,847        20,732,513
                                              ----------------   ---------------
                                                 $ 50,148,252      $ 36,361,522
                                              ================   ===============



                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                 Condensed Consolidated Statement of Operations
                          Three Months Ended April 30,
                                   (Unaudited)



                                                   2000               1999
                                               --------------     --------------
REVENUE

      Trading profit                            $ 39,893,593       $ 15,143,319
      Commission                                     756,330            543,010
      Underwriting                                 1,228,069            295,363
      Interest and other                             325,407             87,210
                                               --------------     --------------
                                                  42,203,399         16,068,902
                                               --------------     --------------

EXPENSES

      Clearing charges                            12,367,220          3,213,848
      Salesmen's draw and commissions             12,270,233          5,170,091
      Other personnel costs                        4,329,138          1,706,215
      Rent and office expenses                     2,089,706          1,711,474
      Legal and professional fees                  2,086,452            182,242
      Interest expense                                36,823             35,751
      Other expenses                               1,008,736          1,036,845
                                               --------------     --------------
                                                  34,188,308         13,056,466
                                               --------------     --------------
Income before income taxes                         8,015,091          3,012,436
Minority interest                                    166,615                  0
Income tax expense                                 3,285,722          1,112,622
                                               --------------     --------------
Net income                                       $ 4,895,984        $ 1,899,814
                                               ==============     ==============

Basic Earnings per common share                    $ 0.75             $ 0.34
                                               ==============     ==============
Diluted Earnings per common share                  $ 0.69             $ 0.29
                                               ==============     ==============
Weighted average number of shares                  6,528,398          5,596,762
                                               ==============     ==============
Diluted weighted average number of shares          7,060,392          6,633,917
                                               ==============     ==============






                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                        Three Months ended April 30, 2000



                                               COMMON
                                               STOCK           ADDITIONAL
                                              $.01 PAR          PAID-IN           RETAINED
                                               VALUE            CAPITAL           EARNINGS
                                        ------------------------------------------------------
SHAREHOLDERS' EQUITY
   FEBRUARY 1, 2000                              $ 65,078      $ 12,967,958       $ 7,699,477

Net income for quarterly period                                                     4,895,984

Equity in subsidiary                                              1,756,450           114,619

Options exercised                                     575           132,706
                                        ------------------------------------------------------

SHAREHOLDERS' EQUITY
    APRIL 30, 2000                               $ 65,653      $ 14,857,114      $ 12,710,080
                                        ======================================================

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                          Three Months ended April 30,


                                                                    2000             1999
                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                             $ 4,895,984      $ 1,899,814
      Adjustments to reconcile net income to
      net cash provided by (used in)
      operating activities:
          Depreciation                                            98,164           98,641
          Change in assets and liabilities
             (Increase) decrease in:
                 Receivable from clearing brokers            (18,391,960)      (7,578,399)
                 Securities owned                              4,508,056         (253,896)
                 Other current assets                            174,756         (234,963)
             Increase (decrease) in:
                 Securities sold, but not yet purchased       (1,611,930)       3,219,722
                 Sales commission payable                        987,719          574,204
                 Other liabilities and accrued items           5,634,513        2,425,943
                                                           --------------   --------------
                 Net cash provided by (used in)
                 operating activities                         (3,704,698)         151,066
                                                           --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Investments                                             (1,182,564)        (286,000)
      Investment in subsidiary                                         0         (100,000)
      Fixed assets                                                (7,067)         (74,553)
                                                           --------------   --------------
                 Net cash provided by (used
                 in) investing activities                     (1,189,631)        (460,553)
                                                           --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES

      Change in minority interest in subsidiary                1,876,094        2,500,000
      Change in equity in subsidiary                           1,871,069                0
      Options exercised                                          133,281          514,500
                                                           --------------   --------------
                 Net cash provided by
                 financing activities                          3,880,444        3,014,500
                                                           --------------   --------------
NET INCREASE (DECREASE) IN CASH                               (1,013,885)       2,705,013
CASH, BEGINNING OF PERIOD                                      6,674,095        2,454,100
                                                           --------------   --------------
CASH, END OF PERIOD                                           $5,660,210       $5,159,113
                                                           ==============   ==============
SUPPLEMENTAL CASH FLOW INFORMATION

      Income taxes paid                                         $240,490         $121,000
                                                           ==============   ==============
      Interest paid                                             $ 36,823         $ 35,751
                                                           ==============   ==============

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. Presentation of Financial Statements

            The consolidated statement of financial condition as of April 30, 2000, the consolidated statements of operations for the three months ended April 30, 2000 and 1999, the consolidated statement of changes in stockholders' equity for the quarterly period ended April 30, 2000, and the consolidated statements of cash flows for the three months ended April 30, 2000 and April 30, 1999 have been prepared by the Company without audit. The consolidated statement of financial condition as of January 31, 2000 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial position at April 30, 2000 and January 31, 2000, and the results of operations and cash flows at April 30, 2000 and April 30, 1999 have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report to Shareholders for the year ended January 31, 2000. The results of the periods ended April 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Note 2. Earnings Per Common Share

            Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants that are dilutive have been included in the computation of earnings per share based on the modified treasury stock method.

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

            On April 30, 2000, the Company's aggregate indebtedness and net capital were $16,314,462 and $19,493,694, respectively, a ratio of
            0.84 to 1.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

      Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

      The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                              Percent of Total Revenues
                                             ---------------------------
                                               Quarter Ended April 30,
                                             ---------------------------
                                                 2000            1999
                                             -----------      ----------
Net gain on securities transactions ........       94.5            94.2
Commissions ................................        1.8             3.4
Underwriting ...............................        2.9             1.8
Interest and other .........................        0.8             0.6
                                             -----------      ----------
                                                  100.0           100.0
                                             -----------      ----------
Clearing charges ...........................       29.3            20.0
Compensation and benefits ..................       39.3            42.8
Rent and office ............................        5.0            10.7
Professional fees ..........................        4.9             1.1
Interest and other operating expenses ......        2.5             6.7
                                             -----------      ----------
        Total expenses .....................       81.0            81.3
                                             -----------      ----------
        Income (loss) before income taxes ..       19.0            18.7
        Minority interest ..................        0.4             0.0
        Provision for income tax expense
        (benefit) ..........................        7.8             6.9
                                             -----------      ----------
        Net income (loss) ..................       11.6            11.8
                                             ===========      ==========

Calculation of Earnings Per Share

      The calculation of earnings per share in the financial statements included in this report are based on the weighted average number of shares outstanding.

Quarter Ended April 30, 2000 compared with Quarter Ended April 30, 1999

      Total revenues for the quarter ended April 30, 2000 were $42,203,399, a 163% increase from the $16,068,902 reported for the quarter ended April 30, 1999. This increase is attributable mainly to an increase in trading volume, which we attribute to the explosion in third party internet trading, and an increase in underwriting revenue derived mainly from private placements.

      Clearing charges increased from $3,213,848 to $12,367,220, a change of 285%, due to the increased trading volume during the quarter.

      Compensation and benefits increased from $6,876,306 to $16,599,371, representing an increase of 141%. This corresponds to the increase in revenue, as a large portion of compensation expense is tied to percentages of profits in trading accounts.

      Interest expense is due to a subordinated loan, which was effective on August 1, 1997 and renewed on August 1, 1999.

Viability of Operating Results

      The Company, like other securities firms, is directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for the Company's investment banking services. All of these factors have an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-commission compensation and benefits, communications and occupancy and equipment, remain relatively fixed.

Liquidity and Capital Resources

      The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 86% and 89% of total assets at April 30, 2000 and April 30, 1999, respectively.

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

                           PART II - OTHER INFORMATION


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

            (1)   Filed with EDGAR filing of this Report on Form 10-Q.


      (b)   Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     M. H. MEYERSON & CO., INC.
                                           (Registrant)




            Date: June 9, 2000       By:    /s/ Michael Silvestri
                 -----------------         ------------------------------
                                           Michael Silvestri
                                           President and Chief Operating Officer

            Date: June 9, 2000       By:    /s/ Eugene M. Whitehouse
                 -----------------         ------------------------------
                                           Eugene M. Whitehouse
                                           Senior Vice President and Controller