Form 10-Q
period 2000-07-31
MEYERSON M H & CO INC /NJ/
filed 2000-09-13
CIK 913781

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended July 31, 2000
                                       OR
   [    ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from          to
                                               --------    ----------


                         Commission file number 0-23410
                                                -------

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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,582,315 at September 5, 2000.

                           M. H. Meyerson & Co., Inc.

                                      Index

PART I.        FINANCIAL INFORMATION

               Item 1.       Financial Statements:

                             Consolidated Statement of Financial Condition,
                               July 31, 2000 and January 31, 2000.................................................      1

                             Condensed Consolidated Statement of Operations,
                               Three and Six Months Ended
                               July 31, 2000 and 1999.............................................................      2

                             Statement of Changes in Shareholders' Equity
                               six months ended July 31, 2000.....................................................      3

                             Consolidated Statement of Cash Flows, Six Months Ended
                               July 31, 2000 and 1999.............................................................      4

                             Notes to Financial Statements........................................................      5

               Item 2.       Management's Discussion and Analysis of Financial Condition
                               and Results of Operations..........................................................      6

               Item 3.       Quantitative and Qualitative Disclosures About Market Risk...........................      8

PART II.       OTHER INFORMATION

               Item 6.       Exhibits and Reports on Form 8-K.....................................................      8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           M. H. Meyerson & Co., Inc.

                  Consolidated Statement of Financial Condition

                                                                                            July 31,      January 31,
                                                                                              2000          2000
                                                                                           (unaudited)
CURRENT ASSETS

             Cash and cash equivalents                                                      $10,467,730   $ 6,674,095
             Due from clearing brokers - available for immediate withdrawal                  16,676,146     9,299,226
             Securities - trading - long at market                                           10,630,434    14,314,130
             Other current assets                                                             2,798,289     2,451,796
                                                                                            -----------   -----------
                                                                                             40,582,599    32,739,247

Investments                                                                                   3,087,719     2,505,848
Fixed assets net of accumulated depreciation                                                    966,066     1,116,427
                                                                                            -----------   -----------
                                                                                            $44,626,384   $36,361,522
                                                                                            ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
             Securities - trading - short at market                                         $ 3,720,186   $ 3,210,864
             Sales commission payable                                                         5,977,782     6,900,550
             Other liabilities and accrued items                                              4,293,411     2,836,743
                                                                                            -----------   -----------
                                                                                             13,991,379    12,948,157
NON-CURRENT LIABILITIES
        Minority interest in subsidiary                                                       2,390,090       680,852
SUBORDINATED LOAN                                                                             2,000,000     2,000,000
STOCKHOLDERS' EQUITY

             Common stock                                                                        65,823        65,078
             Additional paid-in capital                                                      14,984,518    12,967,958
             Retained earnings                                                               11,194,574     7,699,477
                                                                                            -----------   -----------
                                                                                             26,244,915    20,732,513
                                                                                            -----------   -----------
                                                                                            $44,626,384   $36,361,522
                                                                                            ===========   ===========


                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                 Condensed Consolidated Statements of Operations
                       Three and Six Months Ended July 31,
                                   (Unaudited)

                                                           Three months ended                      Six months ended
                                                                July 31,                                July 31,
                                                        2000               1999               2000                     1999
REVENUE

            Trading profit                           $8,946,190     $    12,451,186    $       48,839,782     $     27,594,505
            Commission                                  361,468             462,272             1,117,799            1,005,282
            Underwriting                                855,275             480,192             2,083,344              775,555
            Interest and other                          428,324             176,004               753,731              263,214
                                                ---------------   -----------------    ------------------   ------------------
                                                     10,591,257          13,569,654            52,794,656           29,638,556
                                                ---------------   -----------------    ------------------   ------------------
EXPENSES

            Clearing charges                          5,184,156           5,274,302            17,551,376            8,488,150
            Salesmens' draw & commissions             2,036,481           3,050,056            14,306,714            8,220,147
            Other personnel costs                     1,857,381           1,868,274             6,186,518            3,574,489
            Rent and office expense                   1,856,320           1,656,430             3,946,026            3,367,904
            Legal and professional                      977,253             654,394             3,063,705            1,205,353
            Interest expense                             36,869              36,286                73,692               72,037
            Other expenses                              723,304             663,518             1,732,040            1,331,646
                                                ---------------   -----------------    ------------------   ------------------
                                                     12,671,764          13,203,260            46,860,071           26,259,726
                                                ---------------   -----------------    ------------------   ------------------
Income(loss) before income taxes
         and minority interest                       (2,080,507)            366,394             5,934,585            3,378,830
Income taxes                                           (739,332)            179,690             2,547,578            1,292,312
Minority interest                                       166,856              16,886               333,471               16,886
Net income(loss)                                    $(1,174,319)     $      203,590    $        3,720,478     $      2,103,404
                                                ===============  ==================  ====================  ===================
Earnings(loss) per common share:
         Basic                                           $(0.18)     $         0.03    $             0.57     $           0.36
                                                ===============  ==================  ====================  ===================
         Diluted                                         $(0.18)     $         0.03    $             0.53     $           0.32
                                                ===============  ==================  ====================  ===================
Weighted average basic shares                         6,581,119           6,155,708             6,555,049            5,880,867
                                                ===============  ==================  ====================  ===================
         Diluted                                      6,581,119           6,884,670             7,071,062            6,609,830
                                                ===============  ==================  ====================  ===================

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                         Six Months ended July 31, 2000

                                    COMMON
                                 STOCK $.01 PAR          ADDITIONAL
                                     VALUE             PAID-IN CAPITAL       RETAINED EARNINGS
                                 ---------------       ---------------       -----------------
SHAREHOLDERS' EQUITY             $     65,078           $ 12,967,958           $  7,699,477
   FEBRUARY 1, 2000

Net income for period                                                             3,720,478
Equity in subsidiary                                       1,856,450               (225,381)
Employee stock purchase                   500                199,500
Treasury stock canceled                  (630)              (239,296)
Options exercised                         875                199,906
SHAREHOLDERS' EQUITY
                                 ------------           ------------           ------------
    JULY 31, 2000                $     65,823           $ 14,984,518           $ 11,194,574
                                 ============           ============           ============


                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                            Six Months ended July 31,

                                                                                                          2000            1999
                                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

              Net income(loss)                                                                       $  3,720,478     $  2,103,404
              Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                       Depreciation                                                                       196,744          200,930
                       Change in assets and liabilities
                                (Increase) decrease in:
                                        Receivable from clearing brokers                               (7,376,920)      (4,776,940)
                                        Securities owned                                                3,683,696        1,390,312
                                        Other current assets                                             (346,493)        (370,962)
                                Increase (decrease) in:
                                        Securities sold but not yet purchased                             509,322         (446,218)
                                        Sales commission payable                                         (922,768)      (1,197,114)
                                        Other liabilities and accrued items                             1,456,668        1,777,870
                                                                                                     ------------     ------------
                                        Net cash provided by (used in)
                                        operating activities                                              920,727       (1,318,718)
                                                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

              Investments                                                                                (581,871)          (9,500)
              Fixed assets                                                                                (46,383)        (118,261)
                                                                                                     ------------     ------------
                                        Net cash provided by (used in)
                                        investing activities                                             (628,254)        (127,761)
                                                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

              Exercise of employee stock options                                                          200,781          796,249
              Private placement                                                                                 0        2,500,000
              Employee stock purchase                                                                     200,000                0
              Treasury stock purchased                                                                   (239,296)               0
              Subsidiary private placement                                                                      0          709,584
              Change in equity in subsidiary                                                            1,630,439                0
              Increase in minority interest                                                             1,709,238          165,530
                                                                                                     ------------     ------------
                                        Net cash provided by (used in) financing activities
                                                                                                        3,501,162        4,171,363
                                                                                                     ------------     ------------
NET INCREASE (DECREASE) IN CASH                                                                         3,793,635        2,724,884
CASH, BEGINNING OF PERIOD                                                                               6,674,095        2,454,100
                                                                                                     ------------     ------------
CASH, END OF PERIOD                                                                                  $ 10,467,730     $  5,178,984
                                                                                                     ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION

              Income taxes paid                                                                      $  4,045,490     $  1,411,000
                                                                                                     ============     ============
              Interest paid                                                                          $     73,692     $     72,037
                                                                                                     ============     ============

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                          Notes to Financial Statements
                                   (Unaudited)

Note 1. Presentation of Financial Statements

                   The statement of financial condition as of July 31, 2000, the statements of operations for the three months and six months ended July 31, 2000 and 1999, the statement of changes in shareholders' equity for the six month period ended July 31, 2000, and the statements of cash flows for the six months ended July 31, 2000 and 1999 have been prepared by the Company without audit. The statement of financial condition as of January 31, 2000 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial condition, results of operations, and cash flows at July 31, 2000 and 1999 have been made.

                   The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and six months ended July 31, 2000 and 1999 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

                   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 2000 Annual Report to Shareholders. The results of the periods ended July 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

                   On July 31, 2000, the Company's aggregate indebtedness and net capital were $10,203,921 and $18,034,338, respectively, a ratio of 0.57 to 1.00.

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

               Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in this Item 2 and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

               The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of Operations:

                                                                  Percent of Total Revenues
                                                                  -------------------------
                                                                  Six Months Ended July 31,
                                                                  -------------------------
                                                                   2000            1999
                                                                   ----            ----

Net gain on securities transactions ...................             92.5           93.1
Commissions ...........................................              2.1            3.4
Underwriting ..........................................              3.9            2.6
Interest and other ....................................              1.5            0.9
                                                                   -----          -----
                                                                   100.0          100.0
                                                                   -----          -----
Clearing charges ......................................             33.2           28.6
Compensation and benefits .............................             38.8           39.8
Rent and office .......................................              7.5           11.4
Professional fees .....................................              5.8            4.1
Interest and other operating expenses .................              3.5            4.7
                                                                   -----          -----
                   Total expenses .....................             88.8           88.6
                                                                   -----          -----
                   Income(loss) before income taxes and
                              minority interest .......             11.2           11.7
                   Income taxes .......................              4.8            4.4
                   Minority interest ..................              0.6            0.1
                                                                   -----          -----
                   Net income(loss) ...................              7.0            7.1
                                                                   =====          =====

Calculation of Earnings Per Share

               The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended July 31, 2000 compared with Quarter Ended July 31, 1999

               Total revenues for the quarter ended July 31, 2000 were $10,591,257, a 21.9% decrease from the $13,569,654 reported for the quarter ended July 31, 1999. This decrease is attributable mainly to a decrease in trading volume, offset partially by increases in underwriting revenue and interest. Retail services revenue was down, decreasing 21.8% from $462,272 to $341,468.

               Compensation and benefits decreased from $4,918,330 to $3,893,862, representing a decrease of 20.8%. This was the result of the decreased trading volume during the second quarter of fiscal 2001.

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

Liquidity and Capital Resources

               The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 85% and 83% of total assets at July 31, 2000 and January 31, 2000 respectively.

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

               In the course of our business, we maintain inventory, consisting mainly of OTC securities and municipal bonds. The market value of our inventory at July 31, 2000 was $10.63 million in long positions and $3.72 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $691,025 due to the losses on the long positions being partially offset by gains on the short positions.

               We invest, from time to time, in certificates of deposit and/or maintain interest bearing balances in our accounts with our clearing brokers, for working capital purposes, which are classified as cash equivalents and receivables from clearing brokers, respectively, in the Statement of Financial Condition. These balances are all available for immediate withdrawal, or are for periods of 60 days or less, and do not present a material market risk. The Company does not normally trade or carry positions in derivative securities.

PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.

          (a)    Exhibits:

                 Exhibit Number        Description of Exhibit
                 --------------        ----------------------

                     11                Calculation of Earnings per Share of
                                       the Company


          (b)    Reports on Form 8-K:

                             The Company filed no reports on Form 8-K during the second quarter of fiscal year 2001.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    M. H. MEYERSON & CO., INC.
                                           (registrant)




     Date: September 8, 2000        By: /s/ Martin H. Meyerson
           -----------------            -----------------------
                                        Martin H. Meyerson
                                        Chairman and Chief Executive Officer




     Date: September 8, 2000        By: /s/ Eugene M. Whitehouse
           -----------------            -----------------------------
                                        Eugene M. Whitehouse
                                        Chief Operating Officer and Controller