Form 10-Q
period 2000-10-31
MEYERSON M H & CO INC /NJ/
filed 2000-12-15
CIK 913781

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2000

                                          or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,575,915 at December 1, 2000.

                           M. H. Meyerson & Co., Inc.

                                      Index

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated statement of financial condition, October 31, 2000 and January 31, 2000................... 1

                  Condensed consolidated statements of operations, three and nine months ended
                           October 31, 2000 and 1999..................................................................... 2

                  Statement of changes in shareholders' equity
                           nine months ended October 31, 2000............................................................ 3

                  Consolidated statement of cash flows, nine months ended
                           October 31, 2000 and 1999..................................................................... 4

                  Notes to financial statements.......................................................................... 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.................................................................... 6

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................. 8

PART II. OTHER INFORMATION

         Item 4.           Submission of Matters to a Vote of Security Holders........................................... 8

         Item 6.           Exhibits and Reports on Form 8-K.............................................................. 9

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           M. H. Meyerson & Co., Inc.

                  Consolidated Statement of Financial Condition

                                                                    October 31,                January 31,
                                                                        2000                      2000
                                                                    (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                                   $ 10,202,766                $ 6,674,095
        Due from clearing brokers - available for
        immediate withdrawal                                           7,028,095                  9,299,226
        Securities - trading - long at market                         10,265,333                 14,314,130
        Other current assets                                           6,982,785                  2,451,796
                                                                    ------------                -----------
                                                                      34,478,979                 32,739,247

Investments                                                            3,024,452                  2,505,848
Fixed assets net of accumulated depreciation                           1,062,801                  1,116,427
                                                                    ------------                -----------
                                                                    $ 38,566,232               $ 36,361,522
                                                                    ============               ============

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Securities - trading - short at market                       $ 1,703,237                $ 3,210,864
        Sales commission payable                                       4,858,014                  6,900,550
        Other liabilities and accrued items                            3,809,183                  2,836,743
                                                                    ------------                -----------
                                                                      10,370,434                 12,948,157
NON-CURRENT LIABILITIES
        Minority interest in subsidiary                                2,196,244                    680,852
SUBORDINATED LOAN                                                      2,000,000                  2,000,000
STOCKHOLDERS' EQUITY
        Common stock                                                      65,759                     65,078
        Additional paid-in capital                                    14,306,880                 12,967,958
        Retained earnings                                              9,626,915                  7,699,477
                                                                    ------------                -----------
                                                                      23,999,554                 20,732,513
                                                                    ------------                -----------
                                                                    $ 38,566,232               $ 36,361,522
                                                                    ============               ============


                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                 Condensed Consolidated Statements of Operations
                     Three and Nine Months Ended October 31,
                                   (Unaudited)

                                                      Three months ended                   Nine months ended
                                                         October 31,                          October 31,
                                                      2000           1999                2000             1999
REVENUE
        Trading profit                           $  8,992,706      $ 6,604,680        $57,832,488      $34,199,186
        Commission                                    430,359          356,465          1,548,158        1,361,746
        Underwriting                                   35,000          135,886          2,118,344          911,442
        Interest and other                            301,282          468,753          1,055,013          731,967
                                                 ------------      -----------        -----------      -----------
                                                    9,759,347        7,565,784         62,554,003       37,204,341
                                                 ------------      -----------        -----------      -----------
EXPENSES
        Clearing charges                            5,489,776        3,377,734         23,041,153       11,865,884
        Salesmens' draw &
          commissions                               1,735,256          700,804         16,041,970        8,920,950
        Other personnel costs                       2,810,886        1,717,596          8,997,405        5,292,086
        Rent and office expense                     1,956,390        1,712,390          5,902,415        5,080,294
        Legal and professional                      1,060,328          652,142          4,124,032        1,857,495
        Interest expense                               35,283           36,892            108,974          108,929
        Other expenses                                651,358          601,684          2,383,400        1,933,330
                                                 ------------      -----------        -----------      -----------
                                                   13,739,277        8,799,242         60,599,349       35,058,968
                                                 ------------      -----------        -----------      -----------
Income(loss) before income taxes
         and minority interest                     (3,979,930)      (1,233,458)         1,954,654        2,145,373
Income taxes                                       (1,500,270)        (467,582)         1,044,931          825,650
Minority interest                                     193,846            3,299            527,317           20,185
Net income(loss)                                 $ (2,285,814)     $  (762,577)      $  1,437,040      $ 1,339,908
                                                 ============      ===========       ============      ===========
Earnings(loss) per common share:
         Basic                                   $      (0.35)     $     (0.12)      $       0.22      $      0.22
                                                 ============      ===========       ============      ===========
         Diluted                                 $      (0.35)     $     (0.12)      $       0.21      $      0.21
                                                 ============      ===========       ============      ===========
Weighted average basic shares                       6,579,254        6,374,402          6,563,176        6,047,186
                                                 ============      ===========       ============      ===========
         Diluted                                    6,579,254        6,374,402          6,989,188        6,301,717
                                                 ============      ===========       ============      ===========

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                       Nine months ended October 31, 2000




                                           COMMON STOCK
                                             $.01 PAR           ADDITIONAL PAID-IN          RETAINED
                                               VALUE                  CAPITAL               EARNINGS
                                           -------------        ------------------        ------------
   SHAREHOLDERS' EQUITY                     $       65,078       $    12,967,958          $ 7,699,477
      FEBRUARY 1, 2000
   Net income for period                                                                    1,437,040
   Equity in subsidiary                                                1,203,560              490,398
   Employee stock purchase                             500               199,500
   Treasury stock canceled                            (694)             (264,044)
   Options exercised                                   875               199,906
                                            --------------       ---------------          -----------
   SHAREHOLDERS' EQUITY
       OCTOBER 31, 2000                     $       65,759       $    14,306,880          $ 9,626,915
                                            ==============       ===============          ===========



                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                          Nine Months ended October 31,

                                                                                2000                     1999
                                                                            -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income(loss)                                                   $ 1,437,040              $ 1,339,908
         Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
              Depreciation                                                      297,942                  308,899
              Change in assets and liabilities
                    (Increase) decrease in:
                         Receivable from clearing brokers                     2,271,131               (4,705,353)
                         Securities owned                                     4,048,797                2,597,064
                         Other current assets                                (4,530,989)              (1,899,333)
                    Increase (decrease) in:
                         Securities sold but not yet purchased               (1,507,627)                 814,955
                         Sales commission payable                            (2,042,536)                (964,408)
                         Other liabilities and accrued items                    972,440                1,018,328
                                                                            -----------              -----------
                         Net cash provided by (used in)
                         operating activities                                   946,198               (1,489,940)
                                                                            -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Investments                                                           (518,604)                (135,500)
         Fixed assets                                                          (244,316)                (198,150)
                                                                            -----------              -----------
                         Net cash provided by (used in) investing
                         activities                                            (762,920)                (333,650)
                                                                            -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Exercise of employee stock options                                     200,781                1,057,105
         Private placement                                                            0                2,500,000
         Employee stock purchase                                                200,000                        0
         Treasury stock purchased                                              (264,738)                       0
         Subsidiary private placement                                                 0                  709,584
         Change in equity in subsidiary                                       1,693,958                        0
         Increase in minority interest                                        1,515,392                  160,657
                                                                            -----------              -----------
                         Net cash provided by (used in) financing
                         activities                                           3,345,393                4,427,346
                                                                            -----------              -----------
NET INCREASE (DECREASE) IN CASH                                               3,528,671                2,603,756
CASH, BEGINNING OF PERIOD                                                     6,674,095                2,454,100
                                                                            -----------              -----------
CASH, END OF PERIOD                                                         $10,202,766              $ 5,057,855
                                                                            ===========              ===========
SUPPLEMENTAL CASH FLOW INFORMATION
         Income taxes paid                                                  $ 4,045,490              $ 1,411,000
                                                                            ===========              ===========
         Interest paid                                                      $   108,974              $   108,929
                                                                            ===========              ===========

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                          Notes to Financial Statements
                                   (Unaudited)


Note 1.  Presentation of Financial Statements

                  The statement of financial condition as of October 31, 2000, the statements of operations for the three months and nine months ended October 31, 2000 and 1999, the statement of changes in shareholders' equity for the nine month period ended October 31, 2000, and the statements of cash flows for the nine months ended October 31, 2000 and 1999 have been prepared by the Company without audit. The statement of financial condition as of January 31, 2000 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial condition, results of operations, and cash flows at October 31, 2000 and 1999 have been made.

                  The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and nine months ended October 31, 2000 and 1999 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 2000 Annual Report to Shareholders. The results of the periods ended October 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

                  On October 31, 2000, the Company's aggregate indebtedness and net capital were $8,590,474 and $14,097,753, respectively, a ratio of 0.61 to 1.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

         Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in this Item 2 and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                                         Percent of Total Revenues
                                                                        Nine Months Ended October 31,
                                                                         2000                   1999
                                                                         ----                   ----
Net gain on securities transactions                                       92.5                   91.9
Commissions                                                                2.5                    3.7
Underwriting                                                               3.4                    2.4
Interest and other                                                         1.6                    2.0
                                                                         -----                  -----
                                                                         100.0                  100.0
                                                                         -----                  -----
Clearing charges                                                          36.8                   31.9
Compensation and benefits                                                 40.0                   38.2
Rent and office                                                            9.4                   13.7
Professional fees                                                          6.6                    5.0
Interest and other operating expenses                                      4.1                    5.4
                                                                         -----                  -----
            Total expenses                                                96.9                   94.2
                                                                         -----                  -----
            Income(loss) before income taxes and
                       minority interest                                   3.1                    5.8
            Income taxes                                                   1.7                    2.2
            Minority interest                                              0.8                    0.1
                                                                         -----                  -----
            Net income(loss)                                               2.2                    3.6
                                                                         =====                  =====

Calculation of Earnings Per Share

         The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended October 31, 2000 compared with Quarter Ended October 31, 1999

         Total revenues for the quarter ended October 31, 2000 were $9,759,347, a 29.0% increase from the $7,565,784 reported for the quarter ended October 31, 1999. This increase is attributable mainly to an increase in trading volume, offset partially by decreases in underwriting revenue and interest. Retail services revenue was up, increasing 20.7% from $356,465 to $430,359.

         Compensation and benefits increased from $2,418,400 to $4,546,142, representing an increase of 88.0%. This was the result of the increased trading volume during the third quarter of fiscal 2001.

         Interest expense is due to a subordinated loan, which was effective on August 1, 1997, and renewed effective August 1, 1999.

         Overall profitability was adversely effected by the continuing volatility in the marketplace, and the changing product mix of the firm.

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

Liquidity and Capital Resources

         The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 71% and 83% of total assets at October 31, 2000 and January 31, 2000, respectively.

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

         In the course of our business, we maintain inventory, consisting mainly of OTC securities and municipal bonds. The market value of our inventory at October 31, 2000 was $10.27 million in long positions and $1.70 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $857,000 due to the losses on the long positions being partially offset by gains on the short positions.

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

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

         (a)      Annual Meeting of Shareholders, August 1, 2000.

         (b)      Directors elected to serve three year terms:
                           Martin H. Meyerson
                           Jeffrey E. Meyerson
                           Bertram Siegel, Esq.

                  Directors whose term of office continued after the meeting:

                           Kenneth J. Koock
                           Eugene M. Whitehouse
                           Martin Leventhal, CPA
                           Alfred T. Duncan

         (c)      Election of Directors

                  1.)      Martin H. Meyerson        5,035 244 for     665,950 against    527,900 withheld
                           Jeffrey E. Meyerson       5,035,244 for     665,950 against    527,900 withheld
                           Bertram Siegel, Esq.      5,035,244 for     665,950 against    527,900 withheld

                  2.) Amendment to Certificate of Incorporation authorizing issuance of up to 200,000 shares of preferred stock, $0.001 par value
                           2,864,368 for    416,510 against   527,900 abstained
                  3.)      Approval of the 2000 stock option plan
                           2,820,903 for    454,575 against   527,900 abstained
                  4.) Appointment of Vincent R. Vassallo, CPA as Company's auditor for fiscal year ending January 31, 2001
                           5,831,549 for       36,725 against

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  Exhibit Number            Description of Exhibit
                  --------------            ----------------------

                           11               Calculation of Earnings per Share of
                                            the Company

         (b)      Reports on Form 8-K:

                  The Company filed no reports on Form 8-K during the third quarter of fiscal year 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             M. H. MEYERSON & CO., INC.
                                                      (registrant)




           Date:    12/14/00         By: /s/ Martin H. Meyerson
                    ----------           --------------------------------------
                                         Martin H. Meyerson
                                         Chairman and Chief Executive Officer




           Date:    12/14/00         By: /s/ Eugene M. Whitehouse
                    ----------           --------------------------------------
                                         Eugene M. Whitehouse
                                         Chief Operating Officer and Controller