Form 10-K
period 2001-01-31
MEYERSON M H & CO INC /NJ/
filed 2001-04-30
CIK 913781

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 31, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to
                                              ---------  --------

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

                                  (201) 459-9500
                 Registrant's telephone number, including area code

               Securities registered pursuant to Section 12(b) of the Act: None
             Securities registered pursuant to Section 12(g)of the Exchange Act:

                         Common Stock, par value $0.01 per share
                                     (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         At March 30, 2001: 6,581,514 shares of Common Stock, $0.01 par value, of the registrant (the "Common Stock") were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $12,302,292 based on the closing average price of $2.71875 per share on March 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

         Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - Viability of Operating Results and elsewhere as appropriate. This Annual Report on Form 10-K, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

                                     PART I


ITEM 1. BUSINESS.

GENERAL

         Our Company, founded in 1960, is a leading market maker in over 4,000 NASDAQ and OTC securities, a registered securities broker-dealer and member of the NASD. We are a full service financial and investment banking firm which we regard as organized, for functional purposes, in 8 operational divisions:

         1. Wholesale Trading and Market Making - Here we engage in buying and selling securities on behalf of our own trading accounts. In market making transactions, we stand ready to buy or sell a particular security at the national best bid or offer. As of April 1, 2001, we were market makers in over 4,000 NASDAQ and OTC securities. Our trading activities accounted for 92% of our revenues this year.

                  We employ 50 securities traders and 32 assistant traders in this division. We incentivize our traders by structuring their compensation to accord them with a sliding scale percentage of trading profits or losses from their trading accounts, after deduction of general expenses. Our management and compliance personnel supervise these trading activities and require trading position limits by these personnel so as to attempt to mitigate trading losses. In so doing, we maintain rigorous compliance with NASDAQ and other regulatory requirements as well as the traditional standards of commercial honor in conducting the brokerage business.

         2. Correspondent Services - We provide execution services, primarily to retail service firms and other customers, who wish to use our expertise to enable them to purchase or sell securities on behalf of their retail customers. Among our clients are large retail firms, online securities brokers, banks and hedge funds.

         3. Retail Securities Services - We have approximately 14,500 retail customer accounts which we service through 51 licensed registered representatives, of whom 18 also hold higher licenses as registered securities principals. Our clients consist of individuals and institutions, many of whom are sophisticated securities investors and who have maintained their accounts with us for a lengthy period of time. Our retail customer accounts are carried on a "fully disclosed " basis by Investec Ernst Securities Corp., members of the New York and other principal stock exchanges, pursuant to a clearing agreement. This agreement provides that customer securities positions and credit balances held at Investec Ernst Securities Corp. are insured for up to $50 million; this includes $500,000 coverage by Securities Investors Protection Corp, which maintains $100,000 coverage of cash balances.

         4. Institutional Services / Research - Our institutional sales division maintains accounts with hundreds of investment and mutual funds, foreign and domestic banks, investment trusts and other institutional investment vehicles. We also prepare and disseminate research reports on publicly traded companies which we believe present special opportunities for purchase and investment by our clients and others.

         5. Investment Banking - We assist small growing companies in the structure and planning of their business activities and their capital-raising plans. Our 7 investment banking professionals bring vast experience to the evaluation of developmental and growth companies who, in our judgment, have the potential, through business, management, proprietary assets and other factors, to become successful public enterprises. Among our activities in this field, we assist early capital formation by way of private placements of equity securities, and assist more mature enterprises in the structuring of public offerings. We bring value to these clients by assisting their business plans, growth strategies, and expansion potential while also identifying and advising them as to strategic alliances, mergers, acquisitions and divestitures.

         6. Fixed Income - Since 1997, we acted as manager or co-manager for various offerings of municipal bonds. We also acted as participants in selling groups, which increases our ability to offer this type of investment to our clients. Our fixed income department, comprised of 9 professionals, also advises clients on investments in municipal, government and corporate bonds.

         7. Syndicate - By virtue of participating in syndicates and underwriting activities, we are able to offer our institutional and retail clients the ability to participate in these placements of what we view as highly attractive offerings.

         8. eMeyerson.com electronic brokerage subsidiary - eMeyerson.com Inc. ("EMEY") was formed in January 1999 for the purpose of instituting business as an on-line Internet brokerage company, providing (i) online brokerage, live market data, other investment information and related services for its customers and (ii) Internet-based Business-to-Business financial products and solutions to other U.S. and international banks, securities brokerage firms and other financial institutions, including private labeled turnkey trading systems. As of January 31, 2001, EMEY is not yet fully operational.

                  As of January 31, 2001, EMEY has raised approximately $5,000,000 by private placements of its securities. We presently own approximately 54% of EMEY's capital stock.


CORPORATE STRATEGY

      As we enter our 42nd year, market making remains the core of our business. Consistent with the past, our goal is to enhance our historic strengths while expanding our product base and capabilities. We plan to do this by:

o Combining sophisticated training with the latest electronic trading and information technology. We have increased our trading platform and access to markets and information to meet the new trading demands. We have, among other things, linked a number of automated trading systems to our arsenal.

o        Our investment banking activities are being expanded to cover:

         1. Raising private placement or other funding for small but dynamically expanding entities, while sometimes investing in these operations to secure a minority position in the shareholdings for our firm.

         2. Analyzing the needs of clients involved in these fields so that we may advise them in acquiring other operations or expanding their activities to encompass other related businesses, which utilize the same basic technology and skills.

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


OPERATIONS

      We do not hold client funds or securities and do not directly process back office operations. We clear most transactions for our institutional clients and all transactions for our own proprietary trading accounts, with Spear, Leeds & Kellogg, Inc., members of the New York Stock Exchange and other principal stock exchanges. We clear all transactions for our retail customers with Investec Ernst Securities Corp. All clearing activities are carried on a fully disclosed basis with our customers. These clearing services are furnished to us and our clients for a fee and include billing, custody of securities, credit review (including for margin accounts) and similar activities. However, if our customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on "margin" accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses. We maintain our back office and compliance divisions to supervise our activities generally and to ensure financial and regulatory compliance with applicable rules.


VENDORS

      We employ a multitude of third party vendors which supply us with information services and software, including stock quotations, stock trading charts, news and financial data. We have alternate sources for these services and, accordingly, do not consider ourselves dependent on any one or more of these suppliers.


COMPETITION

      The securities industry is very competitive and, with technical innovation, is becoming even more so. Accordingly, we seek to compete, based upon our traditional strengths built up on an over forty year period of time:

      o     quality
      o     efficiency
      o     training
      o     reliability of our trading abilities
      o     our reputation in the markets and with other market professionals
      o     relationships with our institutional and retail clients
      o     our skilled and experienced management team
      o     research data

      We also utilize what we consider the best and most reliable of technological advances in order to compete and continually enhance the quality of services provided. We are competing with a galaxy of large and small brokerage firms which utilize both traditional methods and electronic commerce to transact their business.

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

      As of January 31, 2001, we were required to maintain minimum net capital, in accordance with SEC rules, of $1,000,000 and had total net capital of approximately $10,020,000 or approximately $9,020,000 in excess of our minimum net capital requirements.

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


PERSONNEL

      As of March 31, 2001, we employed a total of 182 full-time persons, whose primary roles are: 82 trading, 51 retail representatives, 10 back office personnel, 9 bonds and fixed income, 7 investment banking, 6 institutional/research, 6 compliance, 5 accounting, 3 retail clerical, and 3 in executive management. Our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

      Our registered representatives are required to take examinations administered by the NASD and state authorities in order to be qualified to transact business. Our success will depend on our ability to hire and retain additional qualified trading, technical and financial personnel, who are generally in high demand.

ITEM 2. PROPERTIES

FACILITIES

      The Company currently leases approximately 30,000 sq. ft. of space in an office building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011. Rent charges on this office for the years ended January 31, 2001 and January 31, 2000 were $1,002,680 and $985,945, respectively.

      In addition, the Company also pays maintenance charges for additional space in Aventura, Florida, under an agreement with Martin H. Meyerson, who owns the property in question. This space is primarily used for entertainment and investment banking purposes. The total maintenance charges for the years ending January 31, 2001 and 2000 were $10,020 and $10,335, respectively. The Company also pays rent for space in New York City, New York which is leased in the name of Martin H. Meyerson. This property is also used primarily for entertainment and investment banking purposes. The total rent paid on this space for the years ended January 31, 2001 and 2000 were $32,000 and $38,400, respectively. The maintenance charges paid on the Florida property are the actual maintenance charges billed each month, and the rent paid on the New York property is the actual rent specified in the lease between Martin H. Meyerson and the building's landlord. The Company believes that it is similar to what would be paid for a comparable property leased on an arm's length basis by the Company. Neither of these properties is the permanent residence of Martin H. Meyerson.


ITEM 3.  LEGAL PROCEEDINGS

      Except as described herein, the Company is not a party to any litigation which would have a material adverse impact on the Company or its operations. An action styled as a class action has been initiated against Optomedic Medical Technologies Ltd. ("Optomedic"), an executive officer of Optomedic and against the Company in connection with an underwriting in June 1998 of Optomedic securities by the Company. The action is in a preliminary stage, and the time for the Company to respond to the plaintiffs' complaint has not yet occurred. No class certification application as yet has been made. The Company believes that plaintiffs have filed a deficient pleading, and has made a motion to dismiss the plaintiffs' complaint. The Company intends to defend vigorously against plaintiffs' claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the NASDAQ National Market ("NMS") under the symbol "MHMY". The following sets forth for the fiscal quarters as indicated the high and low bid closing quotations for the Company's Common Stock on the NMS from February 1, 1999 through January 31, 2001. Such information reflects interdealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

      Fiscal Year 2000       High        Low
      ----------------     -------      -----
      1st Quarter          $ 12.38    $  3.44
      2nd Quarter          $  8.50    $  4.56
      3rd Quarter          $  4.56    $  2.69
      4th Quarter          $  5.69    $  2.75

      Fiscal Year 2001
      ----------------
      1st Quarter          $  6.69    $  4.00
      2nd Quarter          $  4.56    $  3.56
      3rd Quarter          $  6.69    $  3.75
      4th Quarter          $  4.19    $  2.13

      The number of shareholders of record of the Company's Common Stock on March 31, 2001 was approximately 50, and the number of beneficial holders of the Company's Common Stock is estimated by management to be an additional 3,500 holders.

ITEM 6.  SELECTED FINANCIAL DATA.

         The historical selected financial data set forth below for the five years ended January 31, 2001 are derived from the Company's Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Vincent R. Vassallo, independent certified public accounts, whose report with respect thereto appears elsewhere in this report.



                                                                 January 31,
                                                ---------   ---------------------   ------------   -------------    ------------
                                                  2001                 2000              1999           1998            1997
                                                  ----                 ----              ----           ----            ----
BALANCE SHEET DATA:
Assets                                        $35,878,287         $36,361,522      $21,577,799       $24,526,907     $23,702,300
Liabilities                                     9,913,990          12,948,157        7,021,214        10,249,271       9,759,700
Subordinated Liability                          2,000,000           2,000,000        2,000,000         2,000,000               0
Minority Interest in Subsidiary                 1,923,462             680,852                0                 0               0
Shareholders' Equity                           22,040,835          20,732,513       12,556,585        12,277,636      13,942,600

STATEMENT OF OPERATIONS
DATA:
                                                                   Year Ended
                                                                   January 31,
                                                ---------   ---------------------   ------------   -------------    ------------
                                                  2001                 2000              1999           1998            1997
                                                  ----                 ----              ----           ----            ----
REVENUES
Net gain on securities                       $ 66,937,422        $ 57,690,503     $ 28,784,099       $20,637,323     $34,214,505
transactions
Underwriting                                    2,274,166           1,621,399        2,966,120         3,254,395       4,811,399
Commissions                                     1,951,047           1,992,818        1,728,938         2,025,672       2,396,754
Interest and other revenue                      1,227,089             816,820          400,665         1,540,174         463,937
                                     --------------------  ------------------  ---------------     -------------    ------------
    Total revenues                             72,389,724          62,121,540       33,879,822        27,457,564      41,886,595
                                     --------------------  ------------------  ---------------     -------------    ------------
EXPENSES
Compensation and benefits                      29,995,573          27,181,296       16,451,594        14,383,715      22,226,110
Clearance charges                              28,930,685          18,620,819        7,328,909         6,233,720       6,467,259
Communications                                  4,875,907           4,616,220        3,544,838         3,411,166       3,260,963
Professional fees                               2,637,445           1,276,145          916,005           973,902       1,416,519
Occupancy and equipment                         1,044,700           1,034,680          996,603           954,071         461,874
costs
Other operating expenses                        6,429,984           4,446,301        4,185,103         4,180,770       4,788,042
                                     --------------------  ------------------  ---------------     -------------    ------------
    Total expenses                             73,914,294          57,175,461       33,423,052        30,137,344      38,620,767
                                     --------------------  ------------------  ---------------     -------------    ------------
INCOME (LOSS) BEFORE TAXES                     (1,524,570)          4,946,079          456,770        (2,679,780)      3,265,828
MINORITY INTEREST                                 800,099             100,920                0                 0               0
PROVISION FOR INCOME TAXES                       (216,199)          2,003,377          220,321          (960,316)      1,445,865
                                     --------------------  ------------------  ---------------     -------------    ------------
NET INCOME                                     $ (508,272)        $ 3,043,622        $ 236,449       $(1,719,464)     $1,819,963
                                     ====================  ==================  ===============     =============    ============

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:



                                                        PERCENT OF TOTAL REVENUES
                                                         YEAR ENDED JANUARY 31,
                                                         ----------------------
                                                     2001          2000          1999
                                                     ----          ----          ----

Net gain on securities transactions............        92            93             85
Underwriting...................................         3             3              9
Commissions....................................         3             3              5
Interest and other.............................         2             1              1
                                                ---------       -------        -------
                                                      100           100            100
                                                ---------       -------        -------
Compensation and benefits......................        41            44             49
Clearance charges .............................        40            30             22
Communications ................................         7             7             10
Professional fees .............................         4             2              3
Occupancy and equipment costs..................         1             2              3
Other operating expenses.......................         9             7             12
                                                ---------       -------        -------
           Total expenses......................       102            92             99
                                                ---------       -------        -------
           Income before income taxes..........        (2)            8              1
           Minority interest                            1             *              0
           Provision for income taxes..........         *             3              *
                                                ---------       -------        -------
           Net income..........................        (1)            5              1
                                                =========       =======        =======

* represents amount less than 1%

CALCULATION OF EARNINGS PER SHARE

         The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

         Total revenues in fiscal year 2001 increased to $72,389,724 from $62,121,540, or 16.5%. This is attributable mainly to the 16.0% increase in trading revenue, with increases also in underwriting and interest and other revenue, offset by a small decrease in commissions. The increase in trading revenue is mainly due to the very high trading volume during the first few months of the fiscal year.

         Compensation and benefits increased from $27,181,296 to $29,995,573, a change of 10.4%. This was caused by the increase in revenue.

         Clearing charges increased from $18,620,819 to $28,930,685, a change of 55.4%, caused by the increase in volume over last year.

         Communications expense increased by 5.6%, from $4,616,220 to $4,875,907.

         Other operating expenses, comprising professional fees, research fees, occupancy and various other operating costs increased from $6,097,711 to $10,112,129.

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

         Clearing charges increased from $7,328,909 to $18,620,819, also due to the increase in volume over last year.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 76% and 83% of total assets at January 31, 2001 and January 31, 2000 respectively.

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

      In the course of our business, we maintain inventory, consisting mainly of NASDAQ and OTC securities and municipal bonds. The market value of our inventory at January 31, 2001 was $13.6 million in long positions and $2.8 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $1.08 million due to the losses on the long positions being partially offset by gains on the short positions.

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


ITEM 8.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----

Report of Independent Public Accountants  .................................. 11
Statements of Financial Condition
         at January 31, 2001 and 2000 .......................................12
Statements of Operations for the years
         ended January 31, 2001, 2000 and 1999...............................13
Statements of Stockholders' Equity for the years
         ended January 31, 2001, 2000 and 1999 ..............................14
Statements of Cash Flows for the years
         ended January 31, 2001, 2000 and 1999 ..............................15
Notes to Financial Statements................................................16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
M. H. Meyerson & Co., Inc.

         We have audited the accompanying consolidated statement of financial condition of M.H. Meyerson & Co., Inc. and subsidiary as of January 31, 2001 and January 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended and the related statements of operations, changes in shareholders' equity and cash flows for the year ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.H. Meyerson & Co., Inc. and subsidiary as of January 31, 2001 and January 31, 2000 and the results of their operations, changes in shareholders' equity and cash flows for each of the three years in the period ended January 31, 2001 in conformity with generally accepted accounting principles.


                                                  /s/ VINCENT R. VASSALLO, CPA




Sea Cliff, New York
April 21, 2001

                           M. H. MEYERSON & CO., INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             YEARS ENDED JANUARY 31,


                           ASSETS                                                 2001                        2000
                           ------                                               --------                     -------

Cash and cash equivalents                                                    $ 10,451,946                 $  6,674,095
Receivable from clearing brokers (Note 3)                                       3,277,214                    9,299,226
Securities owned - at market value (Notes 2 and 3)                             13,640,805                   14,314,130
Investments - not readily marketable (Note 2)                                   2,248,325                    2,505,848
Property and equipment, net (Notes 2 and 3)                                     1,027,087                    1,116,427
Other assets                                                                    5,232,910                    2,451,796
                                                                             ------------                 ------------
                        TOTAL ASSETS                                         $ 35,878,287                 $ 36,361,522
                                                                             ============                 ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
LIABILITIES
Securities sold, but not yet purchased - at market value
          (Notes 2 and 3)                                                    $  2,853,217                 $  3,210,864
Payable to trading representatives                                              4,273,059                    6,900,550
Other liabilities and accrued expenses (Note 3)                                 2,787,714                    2,836,743
                                                                             ------------                 ------------
                      TOTAL LIABILITIES                                         9,913,990                   12,948,157
                                                                             ------------                 ------------
COMMITMENTS (Note 6)
MINORITY INTEREST IN SUBSIDIARY                                                 1,923,462                      680,852
                                                                             ------------                 ------------
SUBORDINATED LOAN (Note 7)                                                      2,000,000                    2,000,000
                                                                             ------------                 ------------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value, 25,000,000 shares authorized, 6,571,715 and
6,507,815 shares issued and 6,571,715 and 6,507,815 shares outstanding at
January 31, 2001 and 2000                                                          65,717                       65,078
Additional paid-in capital                                                     14,783,913                   12,967,958
Retained earnings                                                               7,191,205                    7,699,477
                                                                             ------------                 ------------
                 TOTAL SHAREHOLDERS' EQUITY                                    22,040,835                   20,732,513
                                                                              -----------                 ------------
                    TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY                                     $ 35,878,287                 $ 36,361,522
                                                                             ============                 ============



         The accompanying notes are an integral part of this statement.

                                            M. H. MEYERSON & CO., INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                              YEARS ENDED JANUARY 31,



REVENUES                                                                     2001                2000                 1999
                                                                        --------------      --------------      --------------

      Net gain on securities transactions                               $   66,937,422      $   57,690,503      $   28,784,099
      Underwriting                                                           2,274,166           1,621,399           2,966,120
      Commissions                                                            1,951,047           1,992,818           1,728,938
      Interest / Other                                                       1,227,089             816,820             400,665
                                                                        --------------      --------------      --------------
              TOTAL REVENUES                                                72,389,724          62,121,540          33,879,822
                                                                        --------------      --------------      --------------

EXPENSES
      Compensation and benefits                                             29,995,573          27,181,296          16,451,594
      Clearance charges                                                     28,930,685          18,620,819           7,328,909
      Communications                                                         4,875,907           4,616,220           3,544,838
      Professional fees                                                      2,637,445           1,276,145             916,005
      Occupancy and equipment costs (Notes 4 and 6)                          1,044,700           1,034,680             996,603
      Other operating expenses                                               6,429,984           4,446,301           4,185,103
                                                                        --------------      --------------      --------------
              TOTAL EXPENSES                                                73,914,294          57,175,461          33,423,052
                                                                        --------------      --------------      --------------
              INCOME (LOSS) BEFORE INCOME TAXES
              AND TAX BENEFITS                                              (1,524,570)          4,946,079             456,770
              Provision for income taxes and (tax benefits)
              (Notes 2 and 5)                                                 (216,199)          2,003,377             220,321
              MINORITY INTEREST                                                800,099             100,920                   -
                                                                        --------------      --------------      --------------
              NET INCOME (LOSS)                                              $(508,272)     $    3,043,622      $      236,449
                                                                        ==============      ==============      ==============
              BASIC EARNINGS (LOSS) PER SHARE OF
              COMMON STOCK (Note 2)                                     $        (0.08)     $         0.50      $         0.05
                                                                        ==============      ==============      ==============
              DILUTED EARNINGS (LOSS) PER SHARE OF
              COMMON STOCK (Note 2)                                     $        (0.08)     $         0.46      $         0.04
                                                                        ==============      ==============      ==============
              WEIGHTED AVERAGE NUMBER OF SHARES
              OUTSTANDING                                                    6,566,022           6,148,605           5,056,068
                                                                        ==============      ==============      ==============
              DILUTED WEIGHTED AVERAGE NUMBER
              OF SHARES OUTSTANDING                                          6,566,022           6,650,562           5,543,784
                                                                        ==============      ==============      ==============

                  The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEAR ENDED JANUARY 31, 2001, 2000 AND 1999



                                                             COMMON
                                                              STOCK               ADDITIONAL
                                                            $.01 PAR                PAID-IN                RETAINED
                                                              VALUE                 CAPITAL                EARNINGS
                                                         -------------           ------------          --------------

SHAREHOLDERS' EQUITY
 FEBRUARY 1, 1998                                        $     50,478            $ 7,807,752             $ 4,419,406
Options exercised                                                 425                 42,075
Net (loss) for year                                                                                          236,449
                                                         ------------            -----------             -----------
SHAREHOLDERS' EQUITY
  JANUARY 31, 1999                                             50,903              7,849,827               4,655,855
Private placement                                               5,000              2,495,000
Options exercised                                               9,175              1,244,793
Equity in subsidiary                                                               1,378,338
Net income for year                                                                                        3,043,622
                                                         ------------            -----------             -----------
SHAREHOLDERS' EQUITY
 JANUARY 31, 2000                                              65,078             12,967,958               7,699,477
Options exercised                                               1,375                399,406
Treasury stock retired                                           (736)              (277,785)
Net (loss) for year                                                                                         (508,272)
Equity in subsidiary                                                               1,694,334
SHAREHOLDERS' EQUITY                                     ------------           ------------             -----------
JANUARY 31, 2001                                         $     65,717           $ 14,783,913             $ 7,191,205
                                                         ============           ============             ===========





         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             YEARS ENDED JANUARY 31,


                                                                                   2001               2000            1999
                                                                               -------------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $   (508,272)     $ 3,043,622     $   236,449
     Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
           Depreciation                                                              443,030          393,440         372,175
           Change in assets and liabilities:
                 (Increase) decrease in:
                       Receivable from clearing brokers                            6,022,012       (3,693,279)     (1,499,563)
                       Securities owned                                              673,325       (3,672,634)      2,897,959
                       Income taxes receivable                                    (3,285,433)                         759,758
                       Other assets                                                  504,318       (1,764,755)         17,122
                 Increase (decrease) in:
                       Securities sold, but not yet purchased                       (357,647)       1,358,627      (1,622,364)
                       Payable to trading representatives                         (2,627,491)       2,933,213       1,211,226
                       Payable to clearing brokers                                         -                -      (2,868,462)
                       Other liabilities and accrued expenses                        (49,029)       1,635,103          51,543
                       Net cash provided by (used in)                           ------------      -----------     -----------
                       operating activities                                          814,813          233,337        (444,157)
                                                                                ------------      -----------     -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments                                                                     257,523       (1,795,677)      1,638,250
     Investment in subsidiary                                                      1,694,334        1,378,338               -
     Purchase of property and equipment                                             (353,690)         (30,823)       (215,619)
     Minority interest in subsidiary                                               1,242,610          680,852               -
                                                                                ------------      -----------     -----------
           Net cash provided by (used in) investing activities                     2,840,777          232,690       1,442,631
                                                                                ------------      -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Treasury stock purchased and retired                                           (278,521)               -               -
     Private placement                                                                     -        2,500,000               -
     Options exercised                                                               400,782        1,253,968          42,500
                                                                                ------------      -----------     -----------
                       Net cash provided by (used in)
                       financing activities                                          122,261        3,753,968          42,500
                                                                                ------------      -----------     -----------

NET INCREASE(DECREASE) IN CASH                                                     3,777,851        4,219,995       1,020,974
CASH, BEGINNING OF YEAR                                                            6,674,095        2,454,100       1,433,126
                                                                                ------------      -----------     -----------
CASH, END OF YEAR                                                               $ 10,451,946      $ 6,674,095     $ 2,454,100
SUPPLEMENTAL CASH FLOW INFORMATION                                              ============      ===========     ===========
     Income taxes paid                                                          $  4,167,696      $ 1,411,000     $   170,000
                                                                                ============      ===========     ===========
     Interest paid                                                              $    141,140      $   145,928     $   157,669
                                                                                ============      ===========     ===========

         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 2001, 2000 AND 1999

1. ORGANIZATION

The company is a registered broker-dealer under the Securities and Exchange Act of 1934 which provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements for the periods ended January 31, 2001 and January 31, 2000 include the parent company and its subsidiary, which is in its development stages and expects to be operational shortly. Balance sheet amounts and income statement amounts are as of the same date. All significant transactions among our businesses have been eliminated.

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

SECURITY TRANSACTIONS

Customers' securities transactions are recorded on a settlement date basis, which is generally three business days after trade date with related revenues and expenses recorded on a trade date basis. The Company's securities transactions are recorded on a trade date basis. Securities traded on a national securities exchange are valued at the last sales price on January 31, 2001, 2000 and 1999. Securities traded on the over-the-counter market are valued at the bid price for securities owned and at the ask price for securities sold but not yet purchased. Unrealized gains and losses on security transactions are reflected in income.

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

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                                                           January 31,
                                                                          --------------
                                                          2001                 2000                 1999
                                                      ------------        --------------       -------------
Office furniture and equipment                         $ 2,026,364          $ 1,672,674         $ 1,641,851
Leasehold improvements                                     838,375              838,375             838,375
Vehicles                                                    34,994               34,994              34,994
                                                      ------------         ------------         -----------
                                                         2,899,733            2,546,043           2,515,220
Less accumulated depreciation and amortization           1,872,646            1,429,616           1,036,176
                                                      ------------         ------------         -----------
                                                       $ 1,027,087          $ 1,116,427         $ 1,479,044
                                                      ============         ============         ===========


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


OTHER LIABILITIES AND ACCRUED EXPENSES



                                                                                January 31,
                                                                             ---------------
                                                            2001                    2000                  1999
                                                  ------------------------  -------------------- ----------------------

Accrued salaries, taxes and fringe benefits             $    40,364            $    274,476           $   135,981
Other accrued liabilities                                 2,747,350               2,562,267             1,065,659
                                                        -----------            ------------           -----------
                                                        $ 2,787,714            $  2,836,743           $ 1,201,640
                                                        ===========            ============           ===========



4. RELATED PARTY TRANSACTIONS

Transactions with related parties are summarized as follows:


                                                                              Year ended January 31,
                                                                          --------------------------
                                                                    2001               2000                1999
                                                            -------------------- ----------------- --------------------
Maintenance charges paid on space owned by the
principal shareholder (included in rent expense)                  $ 10,020          $ 10,335             $ 10,440
Rent for space which is leased in the name of the
principal shareholder                                             $ 32,000          $ 38,400             $ 31,315



5. INCOME TAXES

The provision for income taxes is as follows:



                                                                         Year ended January 31,
                                                                     --------------------------
                                                           2001                     2000                 1999
                                                    ---------------            -------------        ------------
Current tax expense(benefit)
Federal                                                $(196,643)                $ 1,669,330          $ 220,321
State                                                    (19,556)                    334,047                  -
                                                     -----------                ------------          ---------
                                                      $ (216,199)                $ 2,003,377          $ 220,321
                                                     ===========                ============          =========

Reconciliation from the statutory federal income tax rate to the effective tax rate is as follows:



                                                                              Year ended January 31,
                                                                              ----------------------
                                                                2001                  2000                1999
                                                       ---------------------- -------------------- --------------------
U.S. statutory rate                                             (34.0)%               34.0%                34.0%
State taxes, net of federal benefit                              (6.7)                 6.7                  -
Other                                                            26.5                 (0.2)                14.2
                                                       ---------------------- -------------------- --------------------
                                                                (14.2)%               40.5%                48.2%
                                                       ====================== ==================== ====================


6. COMMITMENTS

LEASE COMMITMENTS

The Company signed a 15 year lease for new office space, effective August 1, 1996, and added additional space effective March 15, 1997. In addition the Company also pays rent for additional space under agreements with the principal shareholder.

Minimum annual rental and lease commitments for all office space with a remaining term of one year or more at January 31, 2001 are as follows:


Year ending January 31,
2002                                                 $    824,725
2003                                                      856,400
2004                                                      856,400
2005                                                      856,400
2006                                                      856,400
Remainder through July 31, 2011                         4,894,500
   Net minimum lease payments                        ------------
                                                     $  9,144,825
                                                     ============

Rent expense for the years ended January 31, 2001, 2000 and 1999 was $1,044,700, $1,034,680 and $996,603 respectively.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with Martin H. Meyerson, Chairman and Chief Executive Officer, and Eugene M. Whitehouse, Chief Operating Officer. The agreements provide for base annual compensation of $600,000 and $200,000 respectively. The agreements were for a three (3) year period from October, 1993 and 2000 respectively and are renewed automatically for succeeding periods of one year. In the event the Company terminates, without cause, the employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation.

7. SUBORDINATED LOANS

The Company entered into a NASD approved subordinated loan agreement with Spear, Leeds & Kellogg, dated June 3, 1997 and effective August 1, 1997. The amount is $2,000,000 and matured on August 31, 1999 but was extended to August 31, 2003. It is subject to monthly interest payments at the rate of half a percent below the Prime Rate and is unsecured.

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

The Company's aggregate indebtedness and net capital were $6,980,066 and $10,020,976 on January 31, 2001, $9,625,763 and $14,555,034 on January 31, 2000
and $5,168,977 and $9,444,564 on January 31, 1999 respectively.

9. STOCK OPTIONS

The Company established an employee stock option plan administered by the Board of Directors. Under the plan, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 3,000,000 shares of Common stock. As of January 31, 2001, 2,947,553 options have been granted under this plan, 2,782,500 of which became exercisable as of January 31, 2001 and the balance will become exercisable at varying times through September 12, 2003. The outstanding options have exercise prices of $1.10 to $7.8125 per share. 1,136,980 options were exercised and 1,810,573 are outstanding.

During the year, the Company established an additional stock option plan administered by the Board of Directors. Under this plan, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 500,000 shares of Common Stock. To date, no options have been issued under this plan.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers, directors and key employees of the Company are as follows:


                 Name                         Age                            Position with Company
                 ----                         ---                            ---------------------
Martin H. Meyerson                      70              Chairman, Chief Executive Officer, Chief Financial Officer
                                                        and Director
Kenneth J. Koock                        58              Vice Chairman and Director
Eugene M. Whitehouse                    42              Senior Vice President, Chief Operating Officer, Controller,
                                                        Secretary, Treasurer and Director
Jeffrey E. Meyerson                     35              Vice President, Trading, and Director(1)
Bertram Siegel, Esq.                    63              Director
Martin Leventhal, CPA                   64              Director
Alfred T. Duncan                        57              Director

---------------------------

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

Eugene M. Whitehouse, Senior Vice President, Chief Operating Officer, Controller, Secretary, Treasurer and Director

      Eugene M. Whitehouse has been associated with the firm since 1983, became a Vice President and the Company's Controller in 1994, became Senior Vice President and Chief Operating Officer in 2000, became Secretary in 1998, became Treasurer in 1999 and became a Director in 1996. He received a B.B.A. degree from Pace University in 1982, and an M.B.A. from St. Peter's College with a concentration in MIS in 1994, and a concentration in International Business in 1997. Since February 1999, he has been Chief Financial Officer of EMEY, and has been a member of the Board of Directors of EMEY since 2000.

Jeffrey E. Meyerson, Vice President, Trading and Director

         Jeffrey E. Meyerson has been with the Company since 1987. He became Vice President of the Trading Department in 1989. He received an
Economics/Management degree from Ithaca College in 1987. Mr. Meyerson became a Director of the Company in 1993. Since November 1999, he has been President, CEO and a director of EMEY.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended January 31, 2001, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Form 4.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth as of the years ended January 31, 2001, 2000, and 1999 the compensation we paid for services rendered in all capacities to all executive officers whose compensation exceeded $100,000 during these years:


                                                                                                             Long Term
                                                                                                           Compensation
  Name and Principal Position                                                                                Securities
                                                    Fiscal                                                   Underlying
                                                     Year                Salary             Bonus          Options/SARS(#)
                                                    ------              --------           -------       ---------------
Martin H. Meyerson, Chairman.......................  2001            $   600,000         $ 200,000              24,000
                                                     2000                600,000           200,000                   -
                                                     1999                512,500                 -                   -

Kenneth J. Koock, Vice Chairman....................  2001              1,307,558                 -               1,500
                                                     2000              1,149,800                 -              22,500
                                                     1999                434,800                 -                   -

Michael Silvestri, President and Chief
       Operating Officer(1)........................  2001                142,095            50,000                   -
                                                     2000                200,018           200,000                   -
                                                     1999                225,018           100,000             115,000
Eugene M. Whitehouse, Senior Vice President and
       Chief Operating Officer....................   2001                177,002            75,000              76,238
                                                     2000                146,712                 -                   -
                                                     1999                110,006            57,500              50,000

Jeffrey E. Meyerson, Vice President, Trading.......  2001                336,578                 -              24,000
                                                     2000                207,000                 -                   -
                                                     1999                220,000                 -                   -

---------------------------

(1) Mr. Silvestri retired during fiscal year 2001.


This table does not specify "other compensation" since it is less than 10% of the total salary and bonus reported for each officer. Mr. Koock does not receive a base salary. His compensation is based on commissions earned. Mr. Silvestri, Mr. Whitehouse, and Mr. J. Meyerson earn compensation based on commissions earned in addition to their contracted salary and incentive amounts.

OPTION GRANTS IN LAST FISCAL YEAR


                             Number of         % of Total        Exercise       Expiration Date     Potential Realizable Value at
                             Securities        Options           Price($/sh)                        Assumed Annual Rates of
                             Underlying        Granted to                                           Stock Price Appreciation for
                             Options           Employees in                                         Term ($)
Name                         Granted           Fiscal Year                                                  5%            10%

Martin H. Meyerson              22,500             3.4              4.40             8/1/10                675          59,625

                                 1,500             0.2              2.50             1/1/04                975           1,680

Eugene M. Whitehouse            75,000            11.3              4.53             2/1/05                  0               0

                                 1,238             0.2              2.50             1/1/04                805           1,387

Jeffrey E. Meyerson             22,500             3.4              4.00             8/1/10              9,450          68,625

                                 1,500             0.2              2.50             1/1/04                975           1,680


OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table contains information concerning (i) option exercises during the fiscal year ended January 31, 2001 by executive officers named in the Summary Compensation Table, and (ii) the number and value, at January 31, 2001 of unexercised options held by executive officers named in the Summary Compensation Table:



                                                                                                       Value of
                                                                               Underlying              Unexercised In-the-
                                                                               Unexercised             Money Options at
                                                                               Options at FY-End       FY-End
                              Shares Acquired on                               (#) (Exercisable/       (Exercisable/
Name                          Exercise (#)             Value Realized ($)      Unexercisable)          Unexercisable)($)

Martin H. Meyerson                      -                       -                  297,520/0               553,699/0

Kenneth J. Koock                    5,000                   7,500                  289,000/0               399,375/0

Eugene M. Whitehouse                    -                       -                26,238/50,000              1,857/0

Jeffrey E. Meyerson                 5,000                   7,500                  144,000/0               182,344/0


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

      Long Term Incentives. We provide our executive officers with long-term incentive compensation through grants of stock options under our stock option plan. The grant of stock options aligns the executive's interests with those of our stockholders by providing the executive with an opportunity to purchase and maintain an equity interest in our stock and to share in the appreciation of its value.

      CEO's Compensation. As discussed in the Executive Compensation Table, Mr. Meyerson received a base salary of $600,000 for fiscal 2001 and received a bonus of $200,000. The factors involved in determining our CEO's compensation are our revenues and profits, his lengthy experience and business acumen, his responsibilities, and the efforts exerted by him in performance of his duties.

Reported upon by the Board of Directors:

         Martin H. Meyerson                 Eugene M. Whitehouse
         Kenneth J. Koock                   Bertram Siegel
         Jeffrey E. Meyerson                Martin Leventhal
                                            Alfred T. Duncan


EMPLOYMENT AGREEMENTS

      We have employment agreements with Martin H. Meyerson and Eugene M. Whitehouse. The agreements provide for base annual compensation of $600,000 and $200,000 respectively, plus certain incentive compensation. The agreements expire in October, 2000 and October 2003 respectively and are automatically renewable for periods of one (1) year. In the event we terminate without cause the employment of either Mr. Meyerson or Mr. Whitehouse (except by causing non-renewal of their employment agreement), they would receive a severance payment equal to one year's base salary plus accrued benefits and incentive compensation.

SHARE PERFORMANCE GRAPH

[GRAPHIC OMITTED]

        Nasdaq Financial Stocks    Nasdaq US Market    M.H. Meyerson & Co., Inc.
        -----------------------    ----------------    -------------------------
1/31/96           100.000               100.000                100.000
1/31/97           133.119               131.109                203.125
1/31/98           187.841               154.690                184.375
1/30/99           189.626               242.142                115.625
1/29/00           177.464               378.429                225.000
1/31/01           206.552               265.458                187.500

The above graph shows changes over the past five year period ending January 31, 2001 of $100 invested in: (1) the Nasdaq Stock Market, (2) The Nasdaq Financial Stocks, and (3) our Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information known to Meyerson, as of April 25, 2001, relating to the beneficial ownership of shares of Common Stock by: each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; each director; and all executive officers and directors as a group.


                                                                        Percent of
                                            Number of Shares            Shares
         Name and Address of                Beneficially                Beneficially
          Beneficial Owner                  Owned                       Owned
         -------------------                -----------------           ------------

Martin H. Meyerson                          1,922,190                   27.9%

Electronic Trading Group, L.L.C.
111 Broadway
New York NY 10006                             908,209                   13.8%

Dimensional Fund Advisors Inc.
1299 Ocean Avenue
Santa Monica, CA 90401                        404,300                    6.1%

Kenneth J. Koock                              381,625                    5.6%

Jeffrey E. Meyerson                           334,000                    5.0%

Eugene M. Whitehouse                          151,238                    2.3%

Bertram Siegel, Esq                           110,500                    1.7%

Martin Leventhal, CPA                          47,500                     *

Alfred T. Duncan                               40,000                     *

All directors and executive officers as
  a group (7 people)                        2,987,053                   39.8%

----------
* Less than 1%

The number of shares beneficially owned by Martin H. Meyerson includes 297,520 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Kenneth J. Koock includes 289,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Jeffrey E. Meyerson includes 144,000 shares of common stock issuable upon exercise of currently exercisable options and 50,000 shares of common stock owned by trusts for the benefit of Jeffrey E. Meyerson's children. Mr. Meyerson is the trustee of such trusts.

The number of shares beneficially owned by Eugene M. Whitehouse include 75,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Bertram Siegal includes 52,500 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Martin Leventhal includes 32,500 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Alfred T. Duncan includes 40,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by all of our officers and directors are a group includes 930,520 shares of common stock issuable upon exercise of currently exercisable options.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:




Exhibit Number                        Description of Exhibit
--------------                        ----------------------
          3.1            Articles of Incorporation                             (1)
          3.2            Bylaws                                                (1)
          4.1            Common Stock Specimen                                 (1)
         10.1            Employment Agreement between the
                         Company and Martin H. Meyerson                        (1)
         10.2            Employment Agreement between the
                         Company and Eugene M. Whitehouse
          11             Calculation of Earnings Per Share of the
                         Company

----------
  (1)  Incorporated herein by reference from the Registration Statement number
       33-70566 filed by the Company on Form SB-2


(b)               Reports on Form 8-K:


                  No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          M. H. MEYERSON & CO., INC.
                                   (Registrant)


                          By: /s/ Eugene M. Whitehouse
                              -------------------------------------------------
                              Eugene M. Whitehouse
                              Senior Vice President and Chief Operating Officer

                          Date:         4/26/01


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


         Signature                             Title                     Date
         ---------                             -----                     ----

                                   Chairman, Chief Executive
                                   Officer, Chief Financial
/s/ Martin H. Meyerson             Officer and Director                 4/26/01
-------------------------
Martin H. Meyerson



/s/ Kenneth J. Koock               Vice Chairman and Director           4/26/01
-------------------------
Kenneth J. Koock



                                   Vice President, Trading,
/s/ Jeffrey E. Meyerson            and Director                         4/26/01
-------------------------
Jeffrey E. Meyerson


                                   Senior Vice President, Chief
                                   Operating Officer, Controller,
                                   Treasurer, Secretary,
/s/ Eugene M. Whitehouse           and Director                         4/26/01
-------------------------
Eugene M. Whitehouse



/s/ Bertram Siegel                 Director                             4/26/01
-------------------------
Bertram Siegel, Esq.



/s/ Martin Leventhal               Director                             4/26/01
-------------------------
Martin Leventhal, CPA



/s/ Alfred T. Duncan               Director                             4/26/01
-------------------------
Alfred T. Duncan