Form 10-Q
period 2001-04-30
MEYERSON M H & CO INC /NJ/
filed 2001-06-12
CIK 913781

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


       (Mark one)
          [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                           1934
                           For the quarterly period ended April 30, 2001

                                       OR

          [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from          to
                                                          --------    ---------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,581,514 at June 8, 2001.

                           M. H. Meyerson & Co., Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Statements of Financial Condition, April 30, 2001 and January 31, 2001...........  1

                  Consolidated Statements of Operations, Three Months Ended
                           April 30, 2001 and 2000..............................................................  2

                  Consolidated Statement of Changes in Shareholders' Equity
                           Three Months Ended April 30, 2001....................................................  3

                  Consolidated Statements of Cash Flows, Three Months Ended
                           April 30, 2001 and 2000..............................................................  4

                  Notes to Consolidated Financial Statements....................................................  5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations................................................................  6

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................  8

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..............................................................  9

         Signatures............................................................................................. 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                           M. H. Meyerson & Co., Inc.

                 Consolidated Statements of Financial Condition



                                                  April 30,        January 31,
                                                    2001              2001
                                                 (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                     $ 4,094,640      $ 10,451,946

   Due from clearing brokers - available for
   immediate withdrawal                            5,819,607         3,277,214

   Securities - trading - long at market           9,580,487        13,640,805

   Other current assets                            5,970,428         5,232,910
                                                 -----------      ------------
                                                  25,465,162        32,602,875

Investments                                        1,692,252         2,248,325

Fixed assets net of accumulated depreciation         990,630         1,027,087
                                                 -----------      ------------
                                                 $28,148,044      $ 35,878,287
                                                 ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Securities - trading - short at market        $ 1,837,080      $  2,853,217

   Sales commission payable                        2,524,232         4,273,059

   Other liabilities and accrued items             2,436,696         2,787,714
                                                 -----------      ------------
                                                   6,798,008         9,913,990

MINORITY INTEREST IN SUBSIDIARY                    1,695,890         1,923,462

SUBORDINATED LOAN                                  2,000,000         2,000,000

SHAREHOLDERS' EQUITY

   Common stock                                       65,815            65,717

   Additional paid-in capital                     14,365,505        14,783,913

   Retained earnings                               3,222,826         7,191,205
                                                 -----------      ------------
                                                  17,654,146        22,040,835
                                                 -----------      ------------
                                                 $28,148,044      $ 35,878,287
                                                 ===========      ============

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                      Consolidated Statements of Operations
                          Three Months Ended April 30,
                                   (Unaudited)



                                                           2001                   2000
                                                       -----------           ------------
REVENUE
     Trading profit                                    $ 3,138,323           $ 39,893,593
     Commission                                            265,785                756,330
     Underwriting                                           50,000              1,228,069
     Interest and other                                     85,474                325,407
                                                       -----------            -----------
                                                         3,539,582             42,203,399
                                                       -----------            -----------

EXPENSES
     Clearing charges                                    2,320,512             12,367,220
     Salesmen's draw and commissions                      (251,812)            12,270,233
     Other personnel costs                               2,463,780              4,329,138
     Rent and office expenses                            2,104,359              2,089,706
     Legal and professional fees                           861,522              2,086,452
     Interest expense                                       27,839                 36,823
     Other expenses                                        773,144              1,008,736
                                                       -----------            -----------
                                                         8,299,344             34,188,308
                                                       -----------            -----------
Income (loss) before income taxes                       (4,759,762)             8,015,091
Minority interest                                          227,573                166,615
Income tax expense (benefit)                              (563,810)             3,285,722
                                                       -----------            -----------
Net income (loss)                                      $(3,968,379)           $ 4,895,984
                                                       ===========            ===========

Basic Earnings (loss) per common share                     $ (0.60)                $ 0.75
                                                       ===========            ===========
Diluted Earnings (loss) per common share                   $ (0.60)                $ 0.69
                                                       ===========            ===========
Weighted average number of shares                        6,578,104              6,528,398
                                                       ===========            ===========
Diluted weighted average number of shares                6,578,104              7,060,392
                                                       ===========            ===========





                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                        Three Months ended April 30, 2001


                                           COMMON
                                           STOCK               ADDITIONAL
                                          $.01 PAR              PAID-IN              RETAINED
                                           VALUE                CAPITAL              EARNINGS
                                          --------            ------------          -----------
SHAREHOLDERS' EQUITY
  FEBRUARY 1, 2001                        $ 65,717            $ 14,783,913          $ 7,191,205
Net loss for quarterly period                                                        (3,968,379)
Equity in subsidiary                                              (442,808)
Options exercised                               98                  24,400
                                          --------            ------------          -----------
SHAREHOLDERS' EQUITY
  APRIL 30, 2001                          $ 65,815            $ 14,365,505          $ 3,222,826
                                          ========            ============          ===========


                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                          Three Months ended April 30,


                                                                          2001                   2000
                                                                     -------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                  $ (3,968,379)          $  4,895,984
         Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
              Depreciation                                                 62,138                 98,164
              Change in assets and liabilities
                    (Increase) decrease in:
                         Receivable from clearing brokers              (2,542,393)           (18,391,960)
                         Securities owned                               4,060,318              4,508,056
                         Other current assets                            (737,518)               174,756
                    Increase (decrease) in:
                         Securities sold, but not yet purchased        (1,016,137)            (1,611,930)
                         Sales commission payable                      (1,748,827)               987,719
                         Other liabilities and accrued items             (351,018)             5,634,513
                                                                     ------------           ------------
                         Net cash provided by
                         (used in) operating activities                (6,241,816)            (3,704,698)
                                                                     ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Investments                                                      556,073             (1,182,564)
         Investment in subsidiary                                               0                      0
         Fixed assets                                                     (25,681)                (7,067)
                                                                     ------------           ------------
                         Net cash provided by (used in) investing
                         activities                                       530,392             (1,189,631)
                                                                     ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Change in minority interest in subsidiary                       (227,573)             1,876,094
         Change in equity in subsidiary                                  (442,807)             1,871,069
         Options exercised                                                 24,498                133,281
                                                                     ------------           ------------
                         Net cash provided by
                         financing activities                            (645,882)             3,880,444
                                                                     ------------           ------------
NET INCREASE (DECREASE) IN CASH                                        (6,357,306)            (1,013,885)
CASH, BEGINNING OF PERIOD                                              10,451,946              6,674,095
                                                                     ------------           ------------
CASH, END OF PERIOD                                                  $  4,094,640           $  5,660,210
                                                                     ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION
         Income taxes paid                                           $          0           $    240,490
                                                                     ============           ============
         Interest paid                                               $     27,839           $     36,823
                                                                     ============           ============

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  PRESENTATION OF FINANCIAL STATEMENTS

                  The consolidated statement of financial condition as of April 30, 2001, the consolidated statements of operations for the three months ended April 30, 2001 and 2000, the consolidated statement of changes in shareholders' equity for the quarterly period ended April 30, 2001, and the consolidated statements of cash flows for the three months ended April 30, 2001 and April 30, 2000 have been prepared by the Company without audit. The consolidated statement of financial condition as of January 31, 2001 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial position at April 30, 2001 and January 31, 2001, and the results of operations and cash flows at April 30, 2001 and April 30, 2000 have been made.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report to Shareholders for the year ended January 31, 2001. The results of the periods ended April 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                  On April 30, 2001, the Company's aggregate indebtedness and net capital were $4,892,762 and $6,423,348, respectively, a ratio of 0.76 to 1.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

         Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets.

Results of Operations

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:


                                             Percent of Total Revenues
                                             -------------------------
                                              Quarter Ended April 30,
                                             -------------------------
                                               2001             2000
                                             --------         --------

Net gain on securities transactions.....       88.7             94.5

Commissions.............................        7.5              1.8

Underwriting............................        1.4              2.9

Interest and other......................        2.4              0.8
                                              -----            -----
                                              100.0            100.0
                                              -----            -----

Clearing charges........................       65.6             29.3

Compensation and benefits...............       62.5             39.3

Rent and office.........................       59.5              5.0

Professional fees.......................       24.3              4.9

Interest and other operating expenses...       22.6              2.5
                                              -----            -----
     Total expenses.....................      234.5             81.0
                                              -----            -----

     Income (loss) before income taxes..     (134.5)            19.0

     Minority interest..................        6.5              0.4

     Provision for income tax expense
     (benefit)..........................      (15.9)             7.8
                                              -----            -----
     Net income (loss)..................     (112.1)            11.6
                                              =====            =====

Calculation of Earnings Per Share

         The calculation of earnings per share in the financial statements included in this report are based on the weighted average number of shares outstanding.

Quarter Ended April 30, 2001 compared with Quarter Ended April 30, 2000

         Total revenues for the quarter ended April 30, 2001 were $3,539,582, a 92% decrease from the $42,203,399 reported for the quarter ended April 30, 2000. This decrease is attributable mainly to a decrease in trading volume and general market malaise, which also caused major decreases in retail revenue, and investment banking and underwriting activity.

         Clearing charges decreased from $12,367,220 to $2,320,512, a change of 81%, due to the decreased trading volume during the quarter.

         Compensation and benefits decreased from $16,599,371 to $2,211,968, representing a decrease of 87%. This corresponds to the decrease in revenue, as a large portion of compensation expense is tied to percentages of profits in trading accounts.

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

Liquidity and Capital Resources

         The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 69% and 76% of total assets at April 30, 2001 and January 31, 2001, respectively.

         The Company finances its operations primarily with existing capital and funds generated from operations. The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

Accounting for Taxes

         At April 30, 2001 the Company has an NOL carryforward of $4,759,762 which is available to offset future income, expiring in 2021. Since it is impossible to determine whether the Company will be able to use this asset in the future, it has been fully reserved.

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

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit Number         Description of Exhibit
                  --------------         ----------------------

                        11         Calculation of Earnings per Share of
                                   the Company                            pg. 11

         (b) The Company did not file any reports on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        M. H. MEYERSON & CO., INC.
                                              (Registrant)




      Date: June 8, 2001           By:  /s/ Martin H. Meyerson
            -----------------           ----------------------------
                                        Martin H. Meyerson
                                        Chairman and Chief Executive Officer




      Date: June 8, 2001           By:  /s/ Eugene M. Whitehouse
            -----------------           -------------------------
                                        Eugene M. Whitehouse
                                        Senior Vice President and
                                        Chief Operating Officer