Form 10-K/A
period 2001-01-31
MEYERSON M H & CO INC /NJ/
filed 2001-06-22
CIK 913781

                    U. S. SECURITIES AND EXCHANGE COMMISSION
================================================================================
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 30, 2001: 6,581,514 shares of Common Stock, $0.01 par value, of the registrant (the "Common Stock") were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $12,302,292 based on the closing average price of $2.71875 per share on March 30, 2001.

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

This amended Annual Report on Form 10K/A is being filed to reflect certain corrections to Item 10. "Directors and Executive Officers of the Registrant -
Section 16(a) Beneficial Ownership Reporting Compliance" and Item 12. Security Ownership of Certain Beneficial Owners and Management.



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

         3. Retail Securities Services - We have approximately 14,500 retail customer accounts which we service through 51 licensed registered representatives, of whom 18 also hold higher licenses as registered securities principals. Our clients consist of individuals and institutions, many of whom are sophisticated securities investors and who have maintained their accounts with us for a lengthy period of time. Our retail customer accounts are carried on a "fully disclosed" basis by Investec Ernst Securities Corp., members of the New York and other principal stock exchanges, pursuant to a clearing agreement. This agreement provides that customer securities positions and credit balances held at Investec Ernst Securities Corp. are insured for up to $50 million; this includes $500,000 coverage by Securities Investors Protection Corp, which maintains $100,000 coverage of cash balances.

         4. Institutional Services/Research - Our institutional sales division maintains accounts with hundreds of investment and mutual funds, foreign and domestic banks, investment trusts and other institutional investment vehicles. We also prepare and disseminate research reports on publicly traded companies which we believe present special opportunities for purchase and investment by our clients and others.

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

      Fiscal Year 2000     High       Low
      ----------------
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


      The number of shareholders of record of the Company's Common Stock on March 31, 2001 was approximately 50, and the number of beneficial holders of the Company's Common Stock is estimated by management to be an additional 3,000 holders.

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

                                                                         January 31,
                                -----------------------------------------------------------------------------------------------
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

STATEMENT OF OPERATIONS
DATA:
                                                                   Year Ended January 31,
                                -----------------------------------------------------------------------------------------------
                                       2001                 2000              1999               1998                   1997
                                       ----                 ----              ----               ----                   ----
REVENUES
Net gain on securities           $ 66,937,422        $ 57,690,503     $ 28,784,099           $20,637,323            $34,214,505
transactions
Underwriting                        2,274,166           1,621,399        2,966,120             3,254,395              4,811,399
Commissions                         1,951,047           1,992,818        1,728,938             2,025,672              2,396,754
Interest and other revenue          1,227,089             816,820          400,665             1,540,174                463,937
                                -----------------------------------------------------------------------------------------------
    Total revenues                 72,389,724          62,121,540       33,879,822            27,457,564             41,886,595
                                -----------------------------------------------------------------------------------------------
EXPENSES
Compensation and benefits          29,995,573          27,181,296       16,451,594            14,383,715             22,226,110
Clearance charges                  28,930,685          18,620,819        7,328,909             6,233,720              6,467,259
Communications                      4,875,907           4,616,220        3,544,838             3,411,166              3,260,963
Professional fees                   2,637,445           1,276,145          916,005               973,902              1,416,519
Occupancy and equipment             1,044,700           1,034,680          996,603               954,071                461,874
costs
Other operating expenses            6,429,984           4,446,301        4,185,103             4,180,770              4,788,042
                                -----------------------------------------------------------------------------------------------
    Total expenses                 73,914,294          57,175,461       33,423,052            30,137,344             38,620,767
                                -----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES         (1,524,570)          4,946,079          456,770            (2,679,780)             3,265,828
MINORITY INTEREST                     800,099             100,920                0                     0                      0
PROVISION FOR INCOME TAXES           (216,199)          2,003,377          220,321              (960,316)             1,445,865
                                -----------------------------------------------------------------------------------------------
NET INCOME                         $ (508,272)        $ 3,043,622        $ 236,449           $(1,719,464)            $1,819,963
                                ===============================================================================================

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:


                                                                   Percent of Total Revenues
                                                                    Year Ended January 31,
                                                                    ----------------------
                                                      2001                   2000                    1999
                                                      ----                   ----                    ----
Net gain on securities transactions............         92                    93                       85
Underwriting...................................          3                     3                        9
Commissions....................................          3                     3                        5
Interest and other.............................          2                     1                        1
                                                ----------------       -----------------        ---------------
                                                       100                   100                      100
                                                ----------------       -----------------        ---------------
Compensation and benefits......................         41                    44                       49
Clearance charges .............................         40                    30                       22
Communications ................................          7                     7                       10
Professional fees .............................          4                     2                        3
Occupancy and equipment costs..................          1                     2                        3
Other operating expenses.......................          9                     7                       12
                                                ----------------       -----------------        ---------------
           Total expenses......................        102                    92                       99
                                                ----------------       -----------------        ---------------
           Income before income taxes..........         (2)                    8                        1
           Minority interest                             1                     *                        0
           Provision for income taxes..........          *                     3                        *
                                                ----------------       -----------------        ---------------
           Net income..........................         (1)                    5                        1
                                                ================       =================        ===============

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


ITEM 8.  FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Public Accountants  ............................... 11
Statements of Financial Condition
         at January 31, 2001 and 2000 ....................................12
Statements of Operations for the years
         ended January 31, 2001, 2000 and 1999............................13
Statements of Stockholders' Equity for the years
         ended January 31, 2001, 2000 and 1999 ...........................14
Statements of Cash Flows for the years
         ended January 31, 2001, 2000 and 1999 ...........................15
Notes to Financial Statements.............................................16

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


                                              /s/  VINCENT R. VASSALLO, CPA




Sea Cliff, New York
April 21, 2001

                           M. H. MEYERSON & CO., INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             YEARS ENDED JANUARY 31,


                           ASSETS                                    2001                  2000
                           ------                                  --------              ------
Cash and cash equivalents                                      $ 10,451,946          $  6,674,095
Receivable from clearing brokers (Note 3)                         3,277,214             9,299,226
Securities owned - at market value (Notes 2 and 3)               13,640,805            14,314,130
Investments - not readily marketable (Note 2)                     2,248,325             2,505,848
Property and equipment, net (Notes 2 and 3)                       1,027,087             1,116,427
Other assets                                                      5,232,910             2,451,796
                                                               ------------          ------------
                        TOTAL ASSETS                           $ 35,878,287          $ 36,361,522
                                                               ============          ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
LIABILITIES
Securities sold, but not yet purchased - at market value
          (Notes 2 and 3)                                       $ 2,853,217           $ 3,210,864
Payable to trading representatives                                4,273,059             6,900,550
Other liabilities and accrued expenses (Note 3)                   2,787,714             2,836,743
                                                               ------------          ------------
                      TOTAL LIABILITIES                           9,913,990            12,948,157
                                                               ------------          ------------
COMMITMENTS (Note 6)
MINORITY INTEREST IN SUBSIDIARY                                   1,923,462               680,852
                                                               ------------          ------------
SUBORDINATED LOAN (Note 7)                                        2,000,000             2,000,000
                                                               ------------          ------------
SHAREHOLDERS' EQUITY
Common Stock, $.01 par value, 25,000,000
shares authorized, 6,571,715 and
6,507,815 shares issued and 6,571,715 and
6,507,815 shares outstanding at
January 31, 2001 and 2000                                            65,717                65,078
Additional paid-in capital                                       14,783,913            12,967,958
Retained earnings                                                 7,191,205             7,699,477
                                                               ------------          ------------
                 TOTAL SHAREHOLDERS' EQUITY                      22,040,835            20,732,513
                                                               ------------          ------------
                    TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY                       $ 35,878,287          $ 36,361,522
                                                               ============          ============



         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             YEARS ENDED JANUARY 31,



                                                                            2001              2000              1999
                                                                        ------------      ------------      ------------
REVENUES
      Net gain on securities transactions                               $ 66,937,422      $ 57,690,503      $ 28,784,099
      Underwriting                                                         2,274,166         1,621,399         2,966,120
      Commissions                                                          1,951,047         1,992,818         1,728,938
      Interest / Other                                                     1,227,089           816,820           400,665
                                                                        ------------      ------------      ------------
              TOTAL REVENUES                                              72,389,724        62,121,540        33,879,822
                                                                        ------------      ------------      ------------

EXPENSES
      Compensation and benefits                                           29,995,573        27,181,296        16,451,594
      Clearance charges                                                   28,930,685        18,620,819         7,328,909
      Communications                                                       4,875,907         4,616,220         3,544,838
      Professional fees                                                    2,637,445         1,276,145           916,005
      Occupancy and equipment costs (Notes 4 and 6)                        1,044,700         1,034,680           996,603
      Other operating expenses                                             6,429,984         4,446,301         4,185,103
                                                                        ------------      ------------      ------------
              TOTAL EXPENSES                                              73,914,294        57,175,461        33,423,052
                                                                        ------------      ------------      ------------
              INCOME (LOSS) BEFORE INCOME TAXES
              AND TAX BENEFITS                                            (1,524,570)        4,946,079           456,770
              Provision for income taxes and (tax benefits)
              (Notes 2 and 5)                                               (216,199)        2,003,377           220,321
              MINORITY INTEREST                                              800,099           100,920                 -
                                                                        ------------      ------------      ------------
              NET INCOME (LOSS)                                            $(508,272)     $  3,043,622      $    236,449
                                                                        ============      ============      ============
              BASIC EARNINGS (LOSS) PER SHARE OF
              COMMON STOCK (Note 2)                                           $(0.08)     $       0.50      $       0.05
                                                                        ============      ============      ============
              DILUTED EARNINGS (LOSS) PER SHARE OF
              COMMON STOCK (Note 2)                                           $(0.08)     $       0.46      $       0.04
                                                                        ============      ============      ============
              WEIGHTED AVERAGE NUMBER OF SHARES
              OUTSTANDING                                                  6,566,022         6,148,605         5,056,068
                                                                        ============      ============      ============
              DILUTED WEIGHTED AVERAGE NUMBER
              OF SHARES OUTSTANDING                                        6,566,022         6,650,562         5,543,784
                                                                        ============      ============      ============

         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   YEAR ENDED JANUARY 31, 2001, 2000 AND 1999



                                  COMMON
                                  STOCK           ADDITIONAL
                                 $.01 PAR          PAID-IN           RETAINED
                                  VALUE            CAPITAL           EARNINGS
                               ------------------------------------------------
SHAREHOLDERS' EQUITY
 FEBRUARY 1, 1998              $     50,478      $  7,807,752       $ 4,419,406
Options exercised                       425            42,075
Net (loss) for year                                                     236,449
                               ------------------------------------------------
SHAREHOLDERS' EQUITY
  JANUARY 31, 1999                   50,903         7,849,827         4,655,855
Private placement                     5,000         2,495,000
Options exercised                     9,175         1,244,793
Equity in subsidiary                                1,378,338
Net income for year                                                   3,043,622
                               ------------------------------------------------
SHAREHOLDERS' EQUITY
 JANUARY 31, 2000                    65,078        12,967,958         7,699,477
Options exercised                     1,375           399,406
Treasury stock retired                 (736)         (277,785)
Net (loss) for year                                                    (508,272)

Equity in subsidiary                                1,694,334
                               ------------------------------------------------
SHAREHOLDERS' EQUITY
JANUARY 31, 2001               $     65,717      $ 14,783,913       $ 7,191,205
                               ================================================


         The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             YEARS ENDED JANUARY 31,


                                                                             2001        2000         1999
                                                                       --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $   (508,272) $ 3,043,622  $   236,449
     Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
           Depreciation                                                     443,030      393,440      372,175
           Change in assets and liabilities:
                 (Increase) decrease in:
                       Receivable from clearing brokers                   6,022,012   (3,693,279)  (1,499,563)
                       Securities owned                                     673,325   (3,672,634)   2,897,959
                       Income taxes receivable                           (3,285,433)           -      759,758
                       Other assets                                         504,318   (1,764,755)      17,122
                 Increase (decrease) in:
                       Securities sold, but not yet purchased              (357,647)   1,358,627   (1,622,364)
                       Payable to trading representatives                (2,627,491)   2,933,213    1,211,226
                       Payable to clearing brokers                                -            -   (2,868,462)
                       Other liabilities and accrued expenses               (49,029)   1,635,103       51,543
                                                                       --------------------------------------
                       Net cash provided by (used in)
                       operating activities                                 814,813      233,337     (444,157)
                                                                       --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments                                                            257,523   (1,795,677)   1,638,250
     Investment in subsidiary                                             1,694,334    1,378,338            -
     Purchase of property and equipment                                    (353,690)     (30,823)    (215,619)
     Minority interest in subsidiary                                      1,242,610      680,852            -
                                                                       --------------------------------------
           Net cash provided by (used in) investing activities            2,840,777      232,690    1,442,631
                                                                       --------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Treasury stock purchased and retired                                  (278,521)           -            -
     Private placement                                                            -    2,500,000            -
     Options exercised                                                      400,782    1,253,968       42,500
                                                                       --------------------------------------
                       Net cash provided by (used in)
                       financing activities                                 122,261    3,753,968       42,500
                                                                       --------------------------------------

NET INCREASE(DECREASE) IN CASH                                            3,777,851    4,219,995    1,020,974
CASH, BEGINNING OF YEAR                                                   6,674,095    2,454,100    1,433,126
                                                                       --------------------------------------
CASH, END OF YEAR                                                      $ 10,451,946  $ 6,674,095  $ 2,454,100
                                                                       ======================================
SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                                                  $ 4,167,696  $ 1,411,000  $   170,000
                                                                       ======================================
     Interest paid                                                     $    141,140  $   145,928  $   157,669
                                                                       ======================================


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

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                    January 31,
                                                                  ---------------
                                                         2001           2000          1999
                                                    ------------------------------------------
Office furniture and equipment                        $ 2,026,364    $ 1,672,674   $ 1,641,851
Leasehold improvements                                    838,375        838,375       838,375
Vehicles                                                   34,994         34,994        34,994
                                                    ------------------------------------------
                                                        2,899,733      2,546,043     2,515,220
Less accumulated depreciation and amortization          1,872,646      1,429,616     1,036,176
                                                    ------------------------------------------
                                                      $ 1,027,087    $ 1,116,427   $ 1,479,044
                                                    ==========================================


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


OTHER LIABILITIES AND ACCRUED EXPENSES


                                                                    January 31,
                                                                  ---------------
                                                        2001           2000         1999
                                                  ------------------------------------------
Accrued salaries, taxes and fringe benefits              $40,364  $    274,476     $ 135,981
Other accrued liabilities                              2,747,350     2,562,267     1,065,659
                                                  -----------------------------------------
                                                     $ 2,787,714   $ 2,836,743   $ 1,201,640
                                                  ==========================================



4. RELATED PARTY TRANSACTIONS

Transactions with related parties are summarized as follows:

                                                               Year ended January 31,
                                                               ----------------------
                                                          2001          2000            1999
                                                        --------------------------------------
Maintenance charges paid on space owned by the
principal shareholder (included in rent expense)        $ 10,020      $ 10,335        $ 10,440

Rent for space which is leased in the name of the
principal shareholder                                   $ 32,000      $ 38,400        $ 31,315

5. INCOME TAXES

The provision for income taxes is as follows:

                                             Year ended January 31,
                                             ----------------------
                                        2001          2000           1999
                                 -------------------------------------------
Current tax expense(benefit)
Federal                               $(196,643)   $ 1,669,330     $ 220,321
State                                   (19,556)       334,047             -
                                 -------------------------------------------
                                     $ (216,199)   $ 2,003,377     $ 220,321
                                 ===========================================

Reconciliation from the statutory federal income tax rate to the effective tax rate is as follows:


                                             Year ended January 31,
                                             ----------------------
                                          2001        2000        1999
                                         ------------------------------
U.S. statutory rate                      (34.0)%      34.0%       34.0%
State taxes, net of federal benefit       (6.7)        6.7         -
Other                                     26.5        (0.2)       14.2
                                         ------------------------------
                                         (14.2)%      40.5%       48.2%
                                         ==============================


6. COMMITMENTS

LEASE COMMITMENTS

The Company signed a 15 year lease for new office space, effective August 1, 1996, and added additional space effective March 15, 1997. In addition the Company also pays rent for additional space under agreements with the principal shareholder.

Minimum annual rental and lease commitments for all office space with a remaining term of one year or more at January 31, 2001 are as follows:


Year ending January 31,
-----------------------
2002                                          $   824,725
2003                                              856,400
2004                                              856,400
2005                                              856,400
2006                                              856,400
Remainder through July 31, 2011                 4,894,500
                                             ------------
   Net minimum lease payments                 $ 9,144,825
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

--------------

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended January 31, 2001, based upon an examination of the public filings, we believe that, except for Messrs. Jeffrey
E. Meyerson and Martin Leventhal who filed one late Form 4 with respect to certain shares held by a trust of which they are the trustees, all of the Company's officers and directors timely filed reports on Form 4.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth as of the years ended January 31, 2001, 2000, and 1999 the compensation we paid for services rendered in all capacities to all executive officers whose compensation exceeded $100,000 during these years:


                                                                                                        Long Term
                                                      Fiscal                                          Compensation
    Name and Principal Position                        Year        Salary             Bonus           Securities
                                                                                                       Underlying
                                                                                                     Options/SARS(#)
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


                                            Number of Shares    Percent of
         Name and Address of                 Beneficially       Shares
          Beneficial Owner                    Owned             Beneficially
                                                                Owned

Martin H. Meyerson                           1,922,190           27.9%

Electronic Trading Group, L.L.C.
111 Broadway
New York NY 10006                              908,209           13.8%

Dimensional Fund Advisors Inc.
1299 Ocean Avenue
Santa Monica, CA 90401                         404,300            6.1%

Kenneth J. Koock                               381,625            5.6%

Jeffrey E. Meyerson                            464,000            7.0%

Eugene M. Whitehouse                           151,238            2.3%

Bertram Siegel, Esq                            110,600            1.7%

Martin Leventhal, CPA                           97,500            1.5%

Alfred T. Duncan                                40,000             *

All directors and executive officers as
  a group (7 people)                         3,167,153           42.1%

----------
* Less than 1%

The number of shares beneficially owned by Martin H. Meyerson includes 297,520 shares of common stock issuable upon exercise of currently exercisable options but does not include 50,000 shares of common stock owned by a trust for the benefit of members of his family.

The number of shares beneficially owned by Kenneth J. Koock includes 289,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Jeffrey E. Meyerson includes 144,000 shares of common stock issuable upon exercise of currently exercisable options, 50,000 shares of common stock owned by a trust for the benefit of members of Martin H. Meyerson's family and 125,000 shares of common stock owned by a trust for the benefit of Jill Meyerson, Jeffrey E. Meyerson's sister. Mr. Meyerson is a trustee of such trusts.

The number of shares beneficially owned by Eugene M. Whitehouse include 75,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Bertram Siegal includes 52,500 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Martin Leventhal includes 32,500 shares of common stock issuable upon exercise of currently exercisable options and 50,000 shares of common stock owned by a trust for the benefit of members of Martin H. Meyerson's family. Mr. Leventhal, along with Jeffrey E. Meyerson, is a trustee of such trust.

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

                                             M. H. MEYERSON & CO., INC.
                                                      (Registrant)


                                             By: /s/ Eugene M. Whitehouse
                                                -------------------------------
                                                 Eugene M. Whitehouse
                                                 Senior Vice President and
                                                 Chief Operating Officer

                                             Date:  4/26/01
                                                  ------------


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


         Signature              Title                                  Date
         ---------              -----                                  ----
                                Chairman, Chief Executive
                                Officer, Chief Financial
 /s/ Martin H. Meyerson         Officer and Director                   4/26/01
--------------------------                                          ----------
Martin H. Meyerson


 /s/ Kenneth J. Koock           Vice Chairman and Director              4/26/01
--------------------------                                          -----------
Kenneth J. Koock

                                Vice President, Trading,
 /s/ Jeffrey E. Meyerson        and Director                           4/26/01
--------------------------                                          ----------
Jeffrey E. Meyerson

                                Senior Vice President, Chief
                                Operating Officer, Controller,
                                Treasurer, Secretary,
 /s/ Eugene M. Whitehouse       and Director                           4/26/01
--------------------------                                          ----------
Eugene M. Whitehouse


 /s/ Bertram Siegel             Director                               4/26/01
--------------------------                                          ----------
Bertram Siegel, Esq.


 /s/ Martin Leventhal           Director                               4/26/01
--------------------------                                          ----------
Martin Leventhal, CPA


 /s/ Alfred T. Duncan           Director                               4/26/01
--------------------------                                          ----------
Alfred T. Duncan