Form 10-Q
period 2001-07-31
MEYERSON M H & CO INC /NJ/
filed 2001-09-07
CIK 913781

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended July 31, 2001
                                                     OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from ________ to_______


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,581,514 at August 27, 2001.

                           M. H. MEYERSON & CO., INC.

                                      INDEX

PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements:

                  Statement of Financial Condition, July 31, 2001 and January 31, 2001........1

                  Condensed Statements of Operations, three and six months ended
                           July 31, 2001 and 2000.............................................2

                  Statement of Changes in Shareholders' Equity
                           six months ended July 31, 2001.....................................3

                  Statement of Cash Flows, six months ended
                           July 31, 2001 and 2000.............................................4

                  Notes to financial statements...............................................5

         Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.........................................7

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...................9

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders..........................9

         Item 6. Exhibits and Reports on Form 8-K............................................10

SIGNATURES...................................................................................11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           M. H. MEYERSON & CO., INC.

                        Statement of Financial Condition



                                                     July 31,       January 31,
                                                        2001           2001
                                                    (unaudited)   (consolidated)

CURRENT ASSETS
        Cash and cash equivalents                   $ 4,748,666   $ 10,451,946
        Due from clearing brokers - available for
        immediate withdrawal                            434,665      3,277,214
        Securities - trading - long at market        10,010,421     13,640,805
        Other current assets                          2,875,959      5,232,910
                                                   ------------   ------------
                                                     18,069,711     32,602,875

Investments                                           2,014,042      2,248,325
Fixed assets net of accumulated depreciation            840,852      1,027,087
                                                   ------------   ------------
                                                   $ 20,924,605   $ 35,878,287
                                                   ============   ============

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Securities - trading - short at market      $ 1,516,374    $ 2,853,217
        Sales commission payable                      1,870,765      4,273,059
        Other liabilities and accrued items           1,961,836      2,787,714
                                                   ------------   ------------
                                                      5,348,975      9,913,990
MINORITY INTEREST IN SUBSIDIARY                               0      1,923,462
SUBORDINATED LOAN                                     2,000,000      2,000,000
SHAREHOLDERS' EQUITY
        Common stock                                     65,815         65,717
        Additional paid-in capital                   11,735,641     14,783,913
        Retained earnings                             1,774,174      7,191,205
                                                   ------------   ------------
                                                     13,575,630     22,040,835
                                                   ------------   ------------
                                                   $ 20,924,605   $ 35,878,287
                                                   ============   ============

                        See notes to financial statements

                           M. H. MEYERSON & CO., INC.

                       Condensed Statements of Operations
                                   (unaudited)

                                               Three months ended                     Six months ended
                                                     July 31,                             July 31,

                                             2001                2000             2001               2000
REVENUE
       Trading profit                    $ 5,622,204       $  8,946,190       $  8,760,527       $48,839,782
       Commission                            240,873            361,468            504,176         1,117,799
       Underwriting                            9,657            855,275             59,657         2,083,344
       Interest and other                     77,354            428,324            124,921           753,731
                                         -----------       ------------       ------------       -----------
                                           5,950,088         10,591,257          9,449,281        52,794,656
                                         -----------       ------------       ------------       -----------
EXPENSES
       Clearing charges                    2,766,647          5,184,156          5,036,201        17,551,376
       Salesmens' draw &
       commissions                           885,870          2,036,481            634,058        14,306,714
       Other personnel costs               1,544,000          1,857,381          3,876,096         6,186,518
       Rent and office expense             1,850,252          1,856,320          3,756,764         3,946,026
       Legal and professional                173,382            977,253            425,231         3,063,705
       Interest expense                       19,538             36,869             47,377            73,692
       Other expenses                      1,114,698            723,304          2,339,753         1,732,040
                                         -----------       ------------       ------------       -----------
                                           8,354,387         12,671,764         16,115,480        46,860,071
                                         -----------       ------------       ------------       -----------
Income(loss) before income taxes
         and minority interest            (2,404,299)        (2,080,507)        (6,666,199)        5,934,585
Income taxes                                       0           (739,332)          (563,810)        2,547,578
Minority interest                                  0            166,856                  0           333,471
                                         -----------       ------------       ------------       -----------
Net income(loss)                         $(2,404,299)       $(1,174,319)       $(6,102,389)      $ 3,720,478
                                         ===========       ============       ============       ===========
Earnings(loss) per common share:
         Basic                               $(0.37)            $(0.18)            $(0.93)       $      0.57
                                         ===========       ============       ============       ===========
         Diluted                             $(0.37)            $(0.18)            $(0.93)       $      0.53
                                         ===========       ============       ============       ===========
Weighted average basic shares              6,581,514          6,581,119          6,579,837         6,555,049
                                         ===========       ============       ============       ===========
         Diluted                           6,581,514          6,581,119          6,579,837         7,071,062
                                         ===========       ============       ============       ===========

                        See notes to financial statements

                           M. H. MEYERSON & CO., INC.

                  Statement of Changes in Shareholders' Equity
                                   (unaudited)
                         Six Months ended July 31, 2001





                                COMMON
                                STOCK,           ADDITIONAL          RETAINED
                           $.01 PAR VALUE     PAID-IN CAPITAL        EARNINGS
                           --------------     ---------------     ------------
SHAREHOLDERS' EQUITY
   FEBRUARY 1, 2001           $ 65,717         $ 14,783,913       $  7,191,205
Net income for period                                               (6,102,389)
Disposal of subsidiary                           (3,072,672)           685,358
Options exercised                   98               24,400
                              --------         ------------       ------------
SHAREHOLDERS' EQUITY
    JULY 31, 2001             $ 65,815         $ 11,735,641       $  1,774,174
                              ========         ============       ============


                        See notes to financial statements

                           M. H. MEYERSON & CO., INC.

                             Statement of Cash Flows
                                   (unaudited)
                            Six Months ended July 31,

                                                                               2001                   2000
                                                                           --------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income(loss)                                                      $(6,102,389)        $  3,720,478
        Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
               Depreciation                                                       111,365              196,744
               Change in assets and liabilities
                      (Increase) decrease in:
                             Receivable from clearing brokers                   2,842,549           (7,376,920)
                             Securities owned                                   3,630,384            3,683,696
                             Other current assets                               2,356,951             (346,493)
                      Increase (decrease) in:
                             Securities sold but not yet purchased             (1,336,843)             509,322
                             Sales commission payable                          (2,402,294)            (922,768)
                             Other liabilities and accrued items                 (825,878)           1,456,668
                                                                           --------------         ------------
                             Net cash provided by (used in)
                             operating activities                              (1,726,155)             920,727
                                                                           --------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Investments                                                               234,283             (581,871)
        Fixed assets                                                               74,870              (46,383)
                                                                           --------------         ------------
                             Net cash provided by (used in)
                             investing activities                                 309,153             (628,254)
                                                                           --------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Exercise of employee stock options                                         24,498              200,781
        Employee stock purchase                                                         0              200,000
        Treasury stock purchased                                                        0             (239,926)
        Change in equity in subsidiary                                         (2,387,314)           1,631,069
        Increase (decrease) in minority interest                               (1,923,462)           1,709,238
                                                                           --------------         ------------
                             Net cash provided by (used in)
                             financing activities                              (4,286,278)           3,501,162
                                                                           --------------         ------------
NET INCREASE (DECREASE) IN CASH                                                (5,703,280)           3,793,635
CASH, BEGINNING OF PERIOD                                                      10,451,946            6,674,095
                                                                           --------------         ------------
CASH, END OF PERIOD                                                        $    4,748,666         $ 10,467,730
                                                                           ==============         ============
SUPPLEMENTAL CASH FLOW INFORMATION
        Income taxes paid                                                  $            0         $  4,045,490
                                                                           ==============         ============
        Interest paid                                                      $       47,377         $     73,692
                                                                           ==============         ============

                        See notes to financial statements

                           M. H. MEYERSON & CO., INC.

                          Notes to Financial Statements
                                   (unaudited)


NOTE 1. PRESENTATION OF FINANCIAL STATEMENTS

         The Statement of Financial Condition as of July 31, 2001, the Statements of Operations for the three months and six months ended July 31, 2001 and 2000, the Statement of Changes in Shareholders' Equity for the six month period ended July 31, 2001, and the Statement of Cash Flows for the six months ended July 31, 2001 and 2000 have been prepared by the Company without audit. The Statement of Financial Condition as of January 31, 2001 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial condition, results of operations, and cash flows at July 31, 2001 and 2000 have been made.

         The difference between the effective tax rate shown on the Condensed Statements of Operations for the quarter and six months ended July 31, 2001 and 2000 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses and the net operating loss carryforward which is not recorded in the Company's books.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 2001 Annual Report to Shareholders. The results of the periods ended July 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

         During the second quarter, the Company disposed of its interest in eMeyerson.com Inc. through a merger with an affiliate of ViewTrade, Inc. Originally, the Company owned an approximately 54% interest in eMeyerson.com Inc. and financial statements through the first quarter had been reported on a consolidated basis. The Company's interest in ViewTrade Holding Corporation after the merger is approximately 15.5% and we are now accounting for the investment using the equity method. The current financial statements are presented on this basis.

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

         On July 31, 2001, the Company's aggregate indebtedness and net capital were $3,832,601 and $7,197,302, respectively, a ratio of 0.53 to 1.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

         Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in this Item 2 and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statement of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:


                                                      Percent of Total Revenues
                                                     --------------------------
                                                      Six Months Ended July 31,
                                                     --------------------------
                                                        2001             2000
                                                       -----           ------
Net gain on securities transactions................     92.7             92.5
Commissions........................................      5.4              2.1
Underwriting.......................................      0.6              3.9
Interest and other.................................      1.3              1.5
                                                       -----           ------
                                                       100.0            100.0
                                                       -----           ------
Clearing charges...................................     53.3             33.2
Compensation and benefits..........................     47.7             38.8
Rent and office....................................     39.8              7.5
Professional fees..................................      4.5              5.8
Interest and other operating expenses..............     25.2              3.5
                                                       -----           ------
           Total expenses..........................    170.5             88.8
                                                       -----           ------
           Income(loss) before income taxes and
                      minority interest............    (70.5)            11.2
           Income taxes............................     (6.0)             4.8
           Minority interest.......................      0.0              0.6
                                                       -----           ------
           Net income(loss)........................    (64.5)             7.0
                                                       =====           ======

Calculation of Earnings Per Share

         The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended July 31, 2001 compared with Quarter Ended July 31, 2000

         Total revenues for the quarter ended July 31, 2001 were $5,950,088, a 43.8% decrease from the $10,591,257 reported for the quarter ended July 31, 2000. This decrease is attributable mainly to a decrease in trading volume. In addition, we experienced dencreases in underwriting revenue , retail services, and interest.

         Compensation and benefits decreased from $3,893,862 to $2,429,870, representing a decrease of 37.6%. This was the result of the decreased trading volume during the second quarter of fiscal 2001 and the effects of our cost cutting efforts to date.

         Interest expense is due to a subordinated loan, which was effective on August 1, 1997, and renewed effective August 1, 2001.

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

Liquidity and Capital Resources

         The Company's Statement of Financial Condition reflects a liquid financial position as cash and assets readily convertible to cash represent 73% and 76% of total assets at July 31, 2001 and January 31, 2000, respectively.

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

         In the course of our business, we maintain inventory, consisting mainly of OTC securities and municipal bonds. The market value of our inventory at July 31, 2001 was $10.01 million in long positions and $1.52 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $849,000 due to the losses on the long positions being partially offset by gains on the short positions.

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


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:
        (a)      Annual Meeting of Shareholders, July 31, 2001

        (b)      Directors elected to serve three year terms:
                          Eugene M. Whitehouse
                          Alfred T. Duncan
                 Directors whose term of office continued after the meeting:
                          Martin H. Meyerson
                          Kenneth J. Koock
                          Jeffrey E. Meyerson
                          Bertram Siegel, Esq.
                          Martin Leventhal, CPA

        (c)      Election of Directors
                 1)       Eugene M. Whitehouse      5,413,424 for     36,356 against   0 abstained
                          Alfred T. Duncan          5,413,424 for     36,356 against   0 abstained
                 2)       Appointment of Vincent R. Vassallo, CPA as Company's auditor for fiscal year
                          ending January 31, 2002 5,434,422 for       8,668 against    6,685 abstained

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  Exhibit Number                  Description of Exhibit
                  --------------                  ----------------------

                        11                  Calculation of Earnings per Share of
                                            the Company


         (b)      Reports on Form 8-K:

                  The Company filed no reports on Form 8-K during the second quarter of fiscal year 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          M. H. MEYERSON & CO., INC.
                                                   (registrant)




   Date: September 7, 2001           By:  /s/ Martin H. Meyerson
         --------------------             -----------------------
                                          Martin H. Meyerson
                                          Chairman and Chief Executive Officer




   Date: September 7, 2001           By:  /s/ Eugene M. Whitehouse
         --------------------             -------------------------
                                          Eugene M. Whitehouse
                                          Chief Operating Officer and Controller