Form 10-Q
period 2001-10-31
MEYERSON M H & CO INC /NJ/
filed 2001-12-07
CIK 913781

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 31, 2001
                                       OR
   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,581,514 at November 27, 2001.

                           M. H. Meyerson & Co., Inc.

                                      INDEX

PART I.     FINANCIAL INFORMATION

      Item 1.    Financial Statements:

            Statement of Financial Condition, October 31, 2001 and January 31, 2001...........1

            Condensed Statements of Operations, Three and Nine months ended
                 October 31, 2001 and 2000....................................................2

            Statement of Changes in Shareholders' Equity
                 nine months ended October 31, 2001...........................................3

            Statement of Cash Flows, Nine months ended
                 October 31, 2001 and 2000....................................................4

            Notes to Financial Statements.....................................................5

      Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..............................................7

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................9

PART II.    OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K.............................................9

SIGNATURES...................................................................................10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           M. H. Meyerson & Co., Inc.

                        Statement of Financial Condition

                                                             October 31,               January 31,
                                                                2001                       2001
                                                             (unaudited)              (consolidated)
                                                                                        (audited)
CURRENT ASSETS
        Cash and cash equivalents                           $ 3,197,447               $ 10,451,946
        Due from clearing brokers - available for
        immediate withdrawal                                  2,954,180                  3,277,214
        Securities - trading - long at market                 6,152,501                 13,640,805
        Other current assets                                  1,466,778                  5,232,910
                                                            -----------               ------------
                                                             13,770,906                 32,602,875

Investments                                                   1,066,232                  2,248,325
Fixed assets net of accumulated depreciation                    785,118                  1,027,087
                                                            -----------               ------------
                                                            $15,622,256               $ 35,878,287
                                                            ===========               ============
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Securities - trading - short at market              $   862,422               $  2,853,217
        Sales commission payable                              1,074,705                  4,273,059
        Other liabilities and accrued items                   1,528,267                  2,787,714
                                                            -----------               ------------
                                                              3,465,394                  9,913,990
MINORITY INTEREST IN SUBSIDIARY                                       0                  1,923,462
SUBORDINATED LOAN                                             2,000,000                  2,000,000
SHAREHOLDERS' EQUITY
        Common stock                                             65,815                     65,717
        Additional paid-in capital                           11,735,641                 14,783,913
        Retained earnings(Accumulated deficit)               (1,644,594)                 7,191,205
                                                            -----------               ------------
                                                             10,156,862                 22,040,835
                                                            -----------               ------------
                                                            $15,622,256               $ 35,878,287
                                                            ===========               ============


                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                       Condensed Statements of Operations
                                   (unaudited)

                                                Three months ended              Nine months ended
                                                    October 31,                     October 31,
                                               2001            2000            2001             2000
REVENUE
   Trading profit                          $  2,932,018    $  8,992,706    $ 11,692,545    $ 57,832,488
   Commission                                   280,645         430,359         784,821       1,548,158
   Underwriting                                   8,000          35,000          67,657       2,118,344
   Interest and other                          (779,499)        301,282        (654,578)      1,055,013
                                           ------------------------------------------------------------
                                              2,441,164       9,759,347      11,890,445      62,554,003
                                           ------------------------------------------------------------
EXPENSES
   Clearing charges                             794,554       5,489,776       5,830,755      23,041,153
   Salesmens' draw & commissions
                                                383,956       1,735,256       1,018,014      16,041,970
   Other personnel costs                      1,961,561       2,810,886       5,837,657       8,997,405
   Rent and office expense                    1,650,478       1,956,390       5,407,241       5,902,415
   Legal and professional                       132,409       1,060,328         557,640       4,124,032
   Interest expense                              15,439          35,283          62,816         108,974
   Other expenses                               921,535         651,358       3,261,289       2,383,400
                                           ------------------------------------------------------------
                                              5,859,932      13,739,277      21,975,412      60,599,349
                                           ------------------------------------------------------------
Income(loss) before income taxes
   and minority interest                     (3,418,768)     (3,979,930)    (10,084,967)      1,954,654
Income taxes                                          0      (1,500,270)       (563,810)      1,044,931
Minority interest                                     0         193,846               0         527,317
                                           ------------------------------------------------------------
Net income(loss)                           $ (3,418,768)   $ (2,285,814)   $ (9,521,157)   $  1,437,040
                                           ============================================================
Earnings(loss) per common share:
   Basic                                   $      (0.52)   $      (0.35)   $      (1.45)   $       0.22
                                           ============================================================
   Diluted                                 $      (0.52)   $      (0.35)   $      (1.45)   $       0.21
                                           ============================================================
Weighted average basic shares                 6,581,514       6,579,254       6,580,402       6,563,176
                                           ============================================================
   Diluted                                    6,581,514       6,579,254       6,580,402       6,989,188
                                           ============================================================

                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                  Statement of Changes in Shareholders' Equity
                                   (unaudited)
                       Nine months ended October 31, 2001


                                  COMMON
                              STOCK,  $.01  PAR     ADDITIONAL          ACCUMULATED
                                   VALUE         PAID-IN CAPITAL          DEFICIT
                              --------------------------------------------------------
SHAREHOLDERS' EQUITY
   FEBRUARY 1, 2001             $    65,717       $  14,783,913         $  7,191,205
Net income for period                                                     (9,521,157)
Disposal of subsidiary                               (3,072,672)             685,358
Options exercised                        98              24,400
                              --------------------------------------------------------
SHAREHOLDERS' EQUITY
    OCTOBER 31, 2001            $    65,815       $  11,735,641         $ (1,644,594)
                              ========================================================


                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                             Statement of Cash Flows
                                   (unaudited)
                          Nine months ended October 31,



                                                             2001            2000
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income(loss)                                      $ (9,521,157)   $  1,437,040
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                            167,099         297,942
      Change in assets and liabilities
         (Increase) decrease in:
            Receivable from clearing brokers                  323,034       2,271,131
            Securities owned                                7,488,304       4,048,797
            Other current assets                            3,766,132      (4,530,989)
         Increase (decrease) in:
            Securities sold but not yet purchased          (1,990,795)     (1,507,627)
            Sales commission payable                       (3,198,354)     (2,042,536)
            Other liabilities and accrued items            (1,259,447)        972,440
                                                         ------------    ------------
            Net cash provided by (used in)
            operating activities                           (4,225,184)        946,198
                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments                                              1,182,093        (518,604)
   Fixed assets                                                74,870        (244,316)
                                                         ------------    ------------
            Net cash provided by (used in) investing
            activities                                      1,256,963        (762,920)
                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Exercise of employee stock options                          24,498         200,781
   Employee stock purchase                                          0         200,000
   Treasury stock purchased                                         0        (264,738)
   Change in equity in subsidiary                          (2,387,314)      1,693,958
   Increase(decrease) in minority interest                 (1,923,462)      1,515,392
                                                         ------------    ------------
            Net cash provided by (used in) financing
            activities                                     (4,286,278)      3,345,393
                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH                            (7,254,499)      3,528,671
CASH, BEGINNING OF PERIOD                                  10,451,946       6,674,095
                                                         ------------    ------------
CASH, END OF PERIOD                                      $  3,197,447    $ 10,202,766
                                                         ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                                     $          0    $  4,045,490
                                                         ============    ============
   Interest paid                                         $     62,816    $    108,974
                                                         ============    ============


                        See notes to financial statements

                           M. H. Meyerson & Co., Inc.

                          Notes to Financial Statements
                                   (Unaudited)


NOTE 1. PRESENTATION OF FINANCIAL STATEMENTS

          The Statement of Financial Condition as of October 31, 2001, the Statements of Operations for the Three months and Nine months ended October 31, 2001 and 2000, the Statement of Changes in Shareholders' Equity for the Nine months ended October 31, 2001, and the Statements of Cash Flows for the Nine months ended October 31, 2001 and 2000 have been prepared by the Company without audit. The Statement of Financial Condition as of January 31, 2001 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial condition, results of operations, and cash flows at October 31, 2001 and 2000 have been made.

          The difference between the effective tax rate shown on the Condensed Statements of Operations for the Three and Nine months ended October 31, 2001 and 2000 and nominal rates is due mainly to the partial non-deductibility of entertainment related expenses and the net operating loss carryforward which is not recorded in the Company's books.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 2001 Annual Report to Shareholders. The results of the periods ended October 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

          During the second quarter, the Company disposed of its interest in eMeyerson.com Inc. through a merger with an affiliate of ViewTrade Securities, Inc. Originally, the Company owned an approximately 54% interest in eMeyerson.com Inc. and financial statements through the first quarter had been reported on a consolidated basis. The Company's interest in ViewTrade Holding Corporation after the merger is approximately 15.5% and we are now accounting for the investment using the equity method. The current financial statements are presented on this basis.

NOTE 2. EARNINGS PER COMMON SHARE

          Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants that are dilutive have been included in the computation of earnings per share based on the modified treasury stock method.

NOTE 3. NET CAPITAL REQUIREMENTS

          As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Exchange Act of 1934, as amended. The object of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined. On October 31, 2001, the Company's aggregate indebtedness and net capital were $2,602,973 and $6,804,623, respectively, a ratio of
          0.38 to 1.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

     Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in this Item 2 and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statement of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statements of
Operations:

                                                          Percent of Total Revenues
                                                    -------------------------------------
                                                        Nine Months Ended October 31,
                                                    -------------------------------------
                                                         2001                   2000
                                                    ---------------         -------------
Net gain on securities transactions ..............       98.3                   92.5
Commissions ......................................        6.6                    2.5
Underwriting .....................................        0.6                    3.4
Interest and other ...............................       (5.5)                   1.6
                                                    ---------------         -------------
                                                        100.0                  100.0
                                                    ---------------         -------------
Clearing charges .................................       49.0                   36.8
Compensation and benefits ........................       57.7                   40.0
Rent and office ..................................       45.5                    9.4
Professional fees ................................        4.7                    6.6
Interest and other operating expenses ............       27.9                    4.1
                                                    ---------------         -------------
       Total expenses.............................      184.8                   96.9
                                                    ---------------         -------------
       Income(loss) before income taxes and
           minority interest......................      (84.8)                   3.1
       Income taxes...............................       (4.7)                   1.7
       Minority interest..........................        0.0                    0.8
                                                    ---------------         -------------
       Net income(loss)...........................      (80.1)                   2.2
                                                    ===============         =============

Calculation of Earnings Per Share

     The calculation of earnings per share on the financial statements included in this Report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended October 31, 2001 compared with Quarter Ended October 31, 2000

     Total revenues for the quarter ended October 31, 2001 were $2,441,164, a 75.0% decrease from the $9,759,347 reported for the quarter ended October 31, 2000. This decrease is attributable mainly to a decrease in trading volume, including the effects of the ongoing bear market, and the volume losses due to the events of September, 2001, which resulted in the unprecented four day closing of the stock markets. In addition, we experienced decreases in underwriting revenue, retail services, and interest.

     Clearing charges decreased from $5,489,776 to $794,554, reflecting the reduction in volume.

     Compensation and benefits decreased from $4,546,142 to $2,345,517, representing a decrease of 48.4%. This was the result of the decreased trading volume during the second quarter of fiscal 2001 and the effects of our cost cutting efforts to date.

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

Liquidity and Capital Resources

     The Company's Statement of Financial Condition reflects a liquid financial position as cash and assets readily convertible to cash represent 79% and 76% of total assets at October 31, 2001 and January 31, 2001, respectively.

     The Company finances its operations primarily with existing capital and funds generated from operations. The Company believes that existing capital and cash flow from operations should be sufficient to meet its cash requirements. However, in light of recent market conditions, the Company is trying to raise additional capital through a private placement of preferred stock, to bolster its capital base and expand trading and other divisions of the Company.

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

     In the course of our business, we maintain inventory, consisting mainly of OTC securities and municipal bonds. The market value of our inventory at October 31, 2001 was $6.15 million in long positions and $0.86 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $529,000 due to the losses on the long positions being partially offset by gains on the short positions.

     We invest, from time to time, in certificates of deposit and/or maintain interest bearing balances in our accounts with our clearing brokers for working capital purposes, which are classified as cash equivalents and receivables from clearing brokers, respectively, in the Statement of Financial Condition. These balances are all available for immediate withdrawal, or are for periods of 60 days or less, and do not present a material market risk. The Company does not normally trade or carry positions in derivative securities.


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  Exhibit Number          Description of Exhibit
                  --------------          ----------------------

                        11                Calculation of Earnings per Share of
                                          the Company

         (b)      Reports on Form 8-K:

                  The Company filed no reports on Form 8-K during the third quarter of fiscal year 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          M. H. MEYERSON & CO., INC.
                                                   (registrant)




             Date: 12/06/01           By: /s/ Martin H. Meyerson
                   -------------          --------------------------------------
                                          Martin H. Meyerson
                                          Chairman and Chief Executive Officer




             Date: 12/06/01           By: /s/ Eugene M. Whitehouse
                   -------------          --------------------------------------
                                          Eugene M. Whitehouse
                                          Chief Operating Officer and Controller