Form 10-K
period 2002-01-31
MEYERSON M H & CO INC /NJ/
filed 2002-04-30
CIK 913781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended January 31, 2002

                                       OR

              [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to ________

                         Commission file number 0-23410

                           M. H. MEYERSON & CO., INC.
             (Exact name of registrant as specified in its charter)

               New Jersey                                   13-1924455
      (State or other jurisdiction of incorporation         (I.R.S. Employer
      or organization)                                      Identification No.)


       Newport Tower, 525 Washington Blvd., Jersey City, New Jersey   07310
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

At March 28, 2002 6,606,514 shares of Common Stock, $0.01 par value, of the registrant (the "Common Stock") were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,321,914 based on the closing price of $0.75 per share on March 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended January 31, 2002 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Viability of Operating Results and elsewhere as appropriate. This Annual Report on Form 10-K, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

                                     PART I

Item 1. Business.

GENERAL

M.H. MEYERSON & CO., INC. (the "Company"), founded in 1960, is a leading market maker in over 4,000 NASDAQ and OTC securities, a registered securities broker-dealer and member of the NASD. We are a full service financial and investment banking firm which we regard as organized, for functional purposes, in 7 operational divisions:

1. Wholesale Trading and Market Making - Here we engage in buying and selling securities on behalf of our own trading accounts. In market making transactions, we stand ready to buy or sell a particular security at the national best bid or offer. As of April 1, 2002, we were market makers in over 4,000 NASDAQ and OTC securities. Our trading activities accounted for 91.8% of our revenues this year.

We employ 30 securities traders and 20 assistant traders in this division. We create incentive for our traders by structuring their compensation on a sliding scale percentage of trading profits or losses from their trading accounts, after deduction of general expenses. Our management and compliance personnel supervise these trading activities and require trading position limits by these personnel so as to attempt to mitigate trading losses. In so doing, we maintain rigorous compliance with NASDAQ and other regulatory requirements as well as the traditional standards of commercial honor in conducting the brokerage business.

2. Correspondent Services - We provide intermediate market liquidity and execution services, primarily to other broker/dealers and institutional customers, to those who wish to use our expertise to enable them to purchase or sell securities on behalf of their retail customers. Among our clients are large firms, online securities brokers, banks, other financial institutions and hedge funds.

3. Retail Securities Services - We have approximately 27,900 retail customer accounts, which we service through 21 licensed registered representatives, of whom 12 also hold higher licenses as registered securities principals. Our clients consist of individuals and institutions, many of whom are sophisticated securities investors and who have maintained their accounts with us for a lengthy period of time. Our retail customer accounts are carried on a "fully disclosed " basis by Investec Ernst Securities Corp., members of the New York and other principal stock exchanges, pursuant to a clearing agreement. This agreement provides that customer securities positions and credit balances held at Investec Ernst Securities Corp. are insured for up to $62.5 million; this includes $500,000 coverage by Securities Investors Protection Corp, which maintains $100,000 coverage of cash balances.

4. Institutional Services - Our institutional sales division maintains accounts with mutual funds, foreign and domestic banks, investment trusts and other institutional investment vehicles.

5. Investment Banking - We assist small growing private and public companies in the structure and planning of their business activities and their capital-raising plans. Our investment banking professionals bring vast experience to the evaluation of developmental and growth companies who, in our judgment, have the potential, through business, management, proprietary assets and other factors, to become successful public enterprises. Among our activities in this field, we assist early capital formation and the structuring of security offerings. We bring value to these clients by assisting their business plans, growth strategies, and expansion potential while also identifying and advising them as to strategic alliances, mergers, acquisitions and divestitures.

6. Fixed Income - Since 1997, we have provided liquidity and brokerage services to our network of clientele in the debt securities markets including U. S. Treasury, Agencies, Zero Coupon, Municipal and Corporate debt. We have also acted as manager or co-manager for various offerings of municipal bonds and as participants in selling groups, increasing our ability to offer this type of investment to our clients. Our fixed income department also advises certain retail and institutional clients on investments in municipal, government and corporate bonds.

7. Online Trading - We formed eMeyerson.com Inc. ("eMeyerson") in 2000 to take advantage of the acceptance and growth of online trading by retail and institutional clients. In fiscal 2001 the markets clearly turned bearish and the need for additional online brokerage services diminished. Subsequently we merged eMeyerson.com with a sister company of an unaffiliated broker/dealer, ViewTrade Securities, Inc. ("ViewTrade"). ViewTrade develops and markets retail and institutional online market access to and between foreign and domestic securities markets and financial institutions. Post-merger the Company owns approximately 15.5% of the outstanding common stock of ViewTrade Holding Corporation, the parent company of ViewTrade.

CORPORATE STRATEGY

As we enter our 43rd year, market making remains the core of our business. Consistent with the past, our goal is to enhance our historic strengths while expanding our product base and capabilities. We plan to do this by:

Combining sophisticated training with the latest electronic trading and information technology. We have increased our trading platform and access to markets and information to meet the new trading demands. We have, among other things, linked a number of automated trading systems to our network.

Our investment banking activities are being expanded to cover:

1. Raising private placement or other funding for small but dynamically expanding entities, while sometimes investing in these operations to secure a minority position in the shareholdings for our firm.

2. Analyzing the needs of clients involved in these fields so that we may advise them in acquiring other operations or expanding their activities to encompass other related businesses which utilize the same basic technology and skills.

Strategic Alliances with Other Institutions - Since we view the securities industry and financial industries in general as involved in a global consolidation phase - both horizontally by taking on a variety of banking, financial and securities products - and vertically by linking up European, Far Eastern and American firms - we intend to explore these possibilities for ourselves as well.
We will do this so that:

1. We are able to offer our retail and institutional clients a wider variety of products;

2. We gain access to other products and overseas markets for our customers; and

3. We are able to make available to overseas parties the ability to gain access to U.S. securities markets and financial products.


In this way, we seek to add value for our stockholders, provide greater services for our clients, and participate in new product and the consolidation of securities and financial firms globally. The movement to greater communications resources and electronic commerce, through the Internet and otherwise, has accelerated these trends. We intend to participate, but only after carefully examining the risks and potential rewards involved so that we are not exposing ourselves to significantly greater financial risk in the implementation of our strategic plans. We also will move forward only if we are able to assure ourselves and our clients of being able to continue to provide at least the same personalized and professional servicing of their financial needs and accounts that we have historically provided to them.

OPERATIONS

We do not hold client funds or securities and do not directly process back office operations. We clear transactions for certain institutional clients and transactions for our own proprietary trading accounts with Spear, Leeds & Kellogg, Inc., members of the New York Stock Exchange and other principal stock exchanges. We clear proprietary fixed income transactions, all transactions for our retail customers and transactions for additional institutional clients with Investec Ernst Securities Corp. All clearing activities are carried on a fully disclosed basis with our customers. These clearing services are furnished to us and our clients for a fee and include billing, custody of securities, credit review (including for margin accounts) and similar activities. However, if our customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on "margin" accounts, and there is a loss for which we cannot collect from our customer, we are generally liable for such losses. We maintain our back office and compliance divisions to supervise our activities generally and to ensure financial and regulatory compliance with applicable rules.

VENDORS

We use numerous third party vendors to obtain information services and software, including stock quotations, stock trading charts, news and financial data. We have alternate sources for these services and, accordingly, do not consider ourselves dependent on any one or more of these suppliers. We review our relationships with our vendors regularly and replace certain vendors as needed to maintain the most cost effective and efficient network available for our traders and representatives.

COMPETITION

The securities industry is very competitive and, with technical innovation, is becoming even more so. Accordingly, we seek to compete based upon our traditional strengths built up on an over forty year period of time. These strengths are:

     o  quality of execution
     o  efficiency
     o  training
     o  reliability of our trading abilities
     o  our reputation in the markets and with other market professionals
     o  relationships with our institutional and retail clients
     o  our skilled and experienced management team

We also utilize what we consider the best and most reliable of technological advances in order to compete and continually enhance the quality of services provided. We are competing with large and small brokerage firms, which utilize both traditional methods and electronic commerce to transact their business.

We encounter intense competition in all aspects of the securities business and compete directly with other securities firms, a significant number of which have substantially greater capital and other resources. Many of these competitors offer a wider range of financial services. Our strategy to bridge this gap is to focus on our core businesses of execution services and create alliances with third party market product vendors thus broadening our product line without the need for significant capital outlay. In addition to competition from firms currently in the securities business there has recently been increasing competition from other sources such as commercial banks and insurance companies offering financial services. We believe that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. We and our competitors also directly solicit potential customers and furnish investment services to investors in an effort to hold and attract existing and potential clients.


GOVERNMENT REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. We are registered as a broker/dealer with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulated organizations, principally the NASD and national securities exchanges such as NASDAQ. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

Regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets, but not with protecting the interests of our stockholders. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

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

As of January 31, 2002, we were required to maintain minimum net capital, in accordance with SEC rules, of $1,000,000 and had total net capital of approximately $2,618,000 or approximately $1,618,000 in excess of our minimum net capital requirements.

If we fail to maintain the required net capital we may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit operations that require the intensive use of capital and could limit our ability to expand our business. The net capital rules also could restrict our ability to withdraw capital, which could limit our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

PERSONNEL

As of March 31, 2002, we employed a total of 100 full-time persons, whose primary roles are: 50 trading, 21 retail representatives, 5 back office personnel, 3 fixed income, 6 investment banking, 6 compliance, 3 accounting, 3 retail clerical, and 3 in executive management. Our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Our registered representatives are required to take and pass examinations and fulfill additional required continuing education requirements administered by the NASD and state authorities in order to be qualified to transact business. Our success will depend on our ability to hire and retain additional qualified trading, technical and financial personnel, who are generally in high demand.

Item 2. Properties.

FACILITIES

The Company currently leases approximately 30,000 square feet of space in an office building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011. Rent charges on this office for the years ended January 31, 2002 and January 31, 2001 were $928,601 and $1,044,700, respectively.

In addition, the Company also paid maintenance charges for space in Aventura, Florida under an agreement with Martin H. Meyerson, who owns the property in question. This space is primarily used for entertainment and investment banking purposes. The total maintenance charges for each of the years ending

January 31, 2002 and 2001 were $10,020 per year. The Company also paid rent for space in New York City, New York which was leased in the name of Martin H. Meyerson. This property was also used primarily for entertainment and investment banking purposes. The total rent paid on this space for the years ended January 31, 2002 and 2001 were $11,825 and $32,000, respectively. The Company has recently amended its agreements with Mr. Meyerson and relinquished any right to use the Aventura, Florida and New York City spaces for corporate purposes. Accordingly the Company is no longer obligated to pay any costs or expenses associated with these properties. The maintenance charges paid on the Florida property are the actual maintenance charges billed each month, and the rent paid on the New York property is the actual rent specified in the lease between Martin H. Meyerson and the building's landlord. The Company believes that it is similar to what would be paid for a comparable property leased on an arm's length basis by the Company. Neither of these properties is the permanent residence of Martin H. Meyerson.

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

On January 8, 2002, an arbitration panel under the auspices of The National Association of Securities Dealers awarded $5,000,000 in compensatory damages against the Company and Bear Stearns Securities Corp. While the award was joint and several against both firms, the Company has filed a complaint in the Superior Court of New Jersey to vacate the decision in its entirety on the grounds that the arbitration panel disregarded the law, committed manifest legal error, and violated procedural requirements. This matter has been remanded to the Federal court in the State of New Jersey. Both the management of the Company and its legal counsel reasonably anticipate a favorable outcome from the complaint. However, the Company recorded the $5,000,000 adverse award as a liability in its financial statements in the event it is unsuccessful in overturning this arbitration award on appeal. The Company has a Securities Broker/Dealer's Professional Liability Insurance policy with coverage of $1,000,000 for each loss and the Company has recorded a $1,000,000 insurance receivable in its financial statements.

While the Company, incidental to its securities business, is a defendant in several pending lawsuits and arbitration cases, management of the Company, after consultation with outside legal counsel, believes that the resolution of these various lawsuits and arbitrations will not result in any material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2002.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ National Market ("NMS") under the symbol "MHMY". The following sets forth for the fiscal quarters as indicated the high and low bid closing quotations for the Company's Common Stock on the NMS from February 1, 2000 through January 31, 2002. Such information reflects interdealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.




                   Fiscal Year 2001       High        Low
                   ----------------     -------      -----
                   1st Quarter          $  6.69    $  4.00
                   2nd Quarter          $  4.56    $  3.56
                   3rd Quarter          $  6.69    $  3.75
                   4th Quarter          $  4.19    $  2.13

                   Fiscal Year 2002
                   ----------------
                   1st Quarter          $  3.20    $  2.00
                   2nd Quarter          $  1.50    $  1.06
                   3rd Quarter          $  1.29    $  0.55
                   4th Quarter          $  0.85    $  0.33




The number of shareholders of record of the Company's Common Stock on March 31, 2002 was approximately 60, and the number of beneficial holders of the Company's Common Stock held in street name by various security clearing houses is estimated by management to be an additional 3,500 holders.



Item 6. Selected Financial Data.

The historical selected financial data set forth below for the five years ended January 31, 2002 are derived from the Company's Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. The financial statements for each of the four years in the period ended January 31, 2001 have been audited by Vincent R. Vasallo, certified public accountant. The financial statements for the year ended January 31, 2002 have been audited by Sanville & Company, certified public accountants, whose report with respect thereto appears elsewhere in this report.


                                                                 January 31,
                                                ---------   ---------------------   ------------   -------------    ------------
                                                  2002                   2001               2000              1999             1998
BALANCE SHEET DATA:
Assets                                       $17,308,019          $35,878,287         $36,361,522      $21,577,799       $24,526,907
Liabilities                                    7,857,471            9,913,990          12,948,157        7,021,214        10,249,271
Subordinated liability                         2,000,000            2,000,000           2,000,000        2,000,000         2,000,000
Minority interest in subsidiary                    0                1,923,462             680,852                0                 0
Shareholders' equity                           7,450,548           22,040,835          20,732,513       12,556,585        12,277,636

STATEMENT OF OPERATIONS
DATA:
                                                                   Year Ended
                                                                   January 31,
                                                ---------   ---------------------   ------------   -------------    ------------
                                                  2002                 2001              2000           1999            1998
                                                  ----                 ----              ----           ----            ----
REVENUES
Net gain on securities                       $ 15,173,605        $ 66,937,422     $ 57,690,503      $ 28,784,099     $20,637,323
 transactions
Underwriting                                       77,657           2,274,166        1,621,399         2,966,120       3,254,395
Commissions                                     1,145,960           1,951,047        1,992,818         1,728,938       2,025,672
Interest and other revenue                        139,763           1,227,089          816,820           400,665       1,540,174
                                     --------------------  ------------------  ---------------     -------------    ------------
    Total revenues                             16,536,985          72,389,724       62,121,540        33,879,822      27,457,564
                                     --------------------  ------------------  ---------------     -------------    ------------
EXPENSES
Compensation and benefits                      8,928,583           29,995,573       27,181,296        16,451,594      14,383,715
Clearance charges                              6,996,105           28,930,685       18,620,819         7,328,909       6,233,720
Communications                                 4,605,124            4,875,907        4,616,220         3,544,838       3,411,166
Professional fees                              4,439,751            2,637,445        1,276,145           916,005         973,902
Occupancy and equipment                        1,010,983            1,044,700        1,034,680           996,603         954,071
 costs
Other operating expenses                       5,887,996            6,429,984        4,446,301         4,185,103       4,180,770
                                     --------------------  ------------------  ---------------     -------------    ------------
    Total expenses                            31,868,542           73,914,294       57,175,461        33,423,052      30,137,344
                                     --------------------  ------------------  ---------------     -------------    ------------
INCOME (LOSS) BEFORE TAXES                   (15,331,557)          (1,524,570)       4,946,079           456,770      (2,679,780)
MINORITY INTEREST                                 0                   800,099          100,920                 0               0
PROVISION FOR INCOME TAXES                    (3,104,086)            (216,199)       2,003,377           220,321        (960,316)
                                     --------------------  ------------------  ---------------     -------------    ------------
NET INCOME                                 $ (12,227,471)          $ (508,272)    $  3,043,622        $  236,449     $(1,719,464)
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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:


                                                         PERCENT OF TOTAL REVENUES
                                                          YEAR ENDED JANUARY 31,
                                                         ----------------------
                                                     2002          2001         2000
                                                     ----          ----          ----

Net gain on securities transactions............      91.8            92             93
Underwriting...................................        .5             3              3
Commissions....................................       6.9             3              3
Interest and other.............................        .8             2              1
                                                ---------       -------        -------
                                                      100           100            100
                                                ---------       -------        -------
Compensation and benefits......................        54            41             44
Clearance charges .............................        42            40             30
Communications ................................        28             7              7
Professional fees .............................        27             4              2
Occupancy and equipment costs..................         6             1              2
Other operating expenses.......................        36             9              7
                                                ---------       -------        -------
           Total expenses......................       193           102             92
                                                ---------       -------        -------
           Income before income taxes..........       (93)          (2)             8
           Minority interest                            0            1              *
           Provision for income taxes..........       (20)           *              3
                                                ---------       -------        -------
           Net income..........................       (73)          (1)             5
                                                =========       =======        =======

* represents amount less than 1%


CALCULATION OF EARNINGS PER SHARE

The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

FISCAL YEAR 2002 COMPARED WITH FISCAL YEAR 2001

Total revenues in fiscal year 2002 decreased to $16,536,985 from $72,389,724 or 77.2%. This is attributable mainly to the 77% decrease in trading revenue, underwriting and interest and other revenue and a decrease in commission revenue of 41%. The decrease in trading revenue is due to the overall market conditions and reflects a decline in the level of transactions initiated by our correspondents and the decrease in margins brought about by intensified competition. Trading margins were further decreased by the decimalization of the
U. S. securities markets.

Compensation and benefits decreased to $8,928,583 from $29,995,573, a change of 70.2%. This is reflective of a decrease in revenue for the year as producing personnel derive the major portion of their compensation as a percentage of production. Further, reductions in staff as part of an overall effort to reduce operating expenses resulted in cost benefits.

Clearing charges decreased from $28,930,685 to $6,996,105. This was due primarily to the decrease in volume over last year and the Company's ability to negotiate more favorable rate schedules with our respective clearing brokers.

Communications expense decreased by 5.5%, from $4,875,907 to $4,605,124. This reduction was accomplished by reducing equipment and services that, with the reduction in trading volume, became unnecessary.

Other operating expenses, comprising professional fees, research fees, occupancy, and various other operating costs decreased from $6,429,984 to $5,887,996.

During the second quarter of fiscal 2002, the Company disposed of its interest in eMeyerson.com through a merger with an affiliate of ViewTrade, Inc. Originally, the Company had invested $340,000 and owned an approximately 54% interest in eMeyerson.com. The financial statements for fiscal 2001 and 2000 had included the Company's share of the consolidated results of eMeyerson.com. The fiscal 2002 financials reflect the unconsolidation of eMeyerson.com through a reduction in stockholders' equity of $2,387,314. The reduction resulted from the effects of unconsolidating the previously consolidated accounts of eMeyerson.com. The Company's interest in ViewTrade Holding Corporation after the merger is approximately 15.5% and is valued at its original cost of $340,000.

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

Total revenues in fiscal year 2001 increased to $72,389,724 from $62,121,540 or 16.5%. This was attributable mainly to the 16% increase in trading revenue, with increases also in underwriting and interest and other revenue, offset by a small decrease in commissions. The increase in trading revenue is mainly due to the very high trading volume during the first few months of the fiscal year.

Compensation and benefits increased from $27,181,296 to $29,995,573, a change of 10.4%. This was caused by the increase in revenue.

Clearing charges increased from $18,620,819 to $28,930,685, a change of 55.4% caused by the increase in volume over the previous year.

Communications expense increased by 5.6%, from $4,616,220 to $4,875,907.

Other operating expenses, comprising professional fees, research fees, occupancy and various other operating costs increased from $6,097,711 to $10,112,129.

VIABILITY OF OPERATING RESULTS

The Company, like other securities firms, is directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for the Company's investment banking services. In addition, trading charges have been reduced and decimalization of stock quotations has had an adverse effect on revenues. All of these factors have an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability can be adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications and occupancy and equipment remain relatively fixed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 68% and 76% of total assets at January 31, 2002 and January 31, 2001, respectively.

The Company finances its operations primarily with existing capital and funds generated from operations.

The Company's Consolidated Statement of Financial Condition comparing fiscal 2002 and 2001 reflects an increase in Accounts payable and accrued expenses to $5,695,013 from $2,787,714. Included in fiscal 2002 is the amount of $5,000,000, the amount awarded by an NASD arbitration panel against the Company and Bear Stearns Securities Corp. and described in Item 3. Legal Proceedings. All other items totaled $695,013, compared with $2,787,714 in the prior year. This reduction is representative of the decrease in overall business volume for the year and various cost cutting efforts.

The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements. If the Company was compelled to settle any material issue incidental to the regular course of business, then and only then would the Company seek additional funds. Management, however, believes all material items have been included in this Report on Form 10-K and should result in no material adverse effect.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our market making activities expose us to significant risks, including but not limited to changes in price and/or liquidity of our trading positions. We use an automated trading system to provide management with a real-time overview of our traders' activity, positions, and profitability. Each trader's total positions are regularly reviewed and limited by management. This automated trading system also alerts management to any trades which exceed certain parameters as to position or trade size during the day.

In the course of our business, we maintain inventory, consisting mainly of NASDAQ and OTC securities and municipal bonds. The market value of our inventory at January 31, 2002 was $4.2 million in long positions and $1.26 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $0.29 million due to the losses on the long positions being partially offset by gains on the short positions.

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

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditor's Report................................................ 12
Statements of Financial Condition
         at January 31, 2002 and 2001 .......................................13
Statements of Operations for the years
         ended January 31, 2002, 2001 and 2000...............................14
Statements of Stockholders' Equity for the years
         ended January 31, 2002, 2001 and 2000 ..............................15
Statements of Cash Flows for the years
         ended January 31, 2002, 2001 and 2000 ..............................16
Notes to Financial Statements................................................17

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and
Board of Directors
M. H. MEYERSON & CO., INC.

         We have audited the accompanying consolidated statement of financial condition of M. H. MEYERSON & CO., INC. and Subsidiary (the Company) as of January 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of January 31, 2001 and January 31, 2000, were audited by other auditors whose report dated April 21, 2001, expressed an unqualified opinion on these statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M. H. MEYERSON & CO., INC. and Subsidiary, as of January 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Abington, Pennsylvania                           Sanville & Company
March 21, 2002                                   Certified Public Accountants





The accompanying notes are an integral part of this statement.

                           M. H. MEYERSON & CO., INC.
                 Consolidated Statements of Financial Condition
                            January 31, 2002 and 2001

                                                                          2002             2001
                                                                     ------------     -------------
ASSETS

Cash and cash equivalents                                         $      851,343    $   10,451,946
Receivables:
     Clearing broker (Note 5)                                          4,682,353         3,277,214
     Income taxes                                                      2,847,494         3,285,433
     Other                                                             2,022,249           306,317
Securities owned: (Notes 2 and 3)
   Marketable                                                          4,208,644        13,640,805
   Investments, not readily marketable                                 1,085,887         1,749,798
Furniture and equipment, net (Note 4)                                    726,737         1,027,087
Other assets                                                             883,312         2,139,687
                                                                     ------------     -------------
               Total assets                                       $   17,308,019    $   35,878,287
                                                                     ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to clearing broker                                        $      166,864    $        -
Payable to trading representatives                                       738,105         4,273,059
Securities sold, not yet purchased (Notes 2 and 3)                     1,257,489         2,853,217
Accounts payable and accrued expenses                                  5,695,013         2,787,714
                                                                     -----------      -------------
              Total liabilities                                        7,857,471         9,913,990
                                                                     -----------      -------------
Commitments and contingent liabilities (Note 14)

Minority Interests in Subsidiary                                           -             1,923,462
                                                                     -----------      -------------
Subordinated Loan (Note  9)                                            2,000,000         2,000,000
                                                                     -----------      -------------
Stockholders' Equity:
     Common stock                                                         65,815            65,717
     Additional paid-in capital                                       11,735,641        14,783,913
     Retained earnings (deficit)                                      (4,350,908)        7,191,205
                                                                     -----------      -------------
              Total stockholders' equity                               7,450,548        22,040,835
                                                                     -----------      -------------
              Total liabilities and stockholders' equity          $   17,308,019    $   35,878,287
                                                                     ============     =============



   The accompanying notes are an integral part of these financial statements.

                           M. H. MEYERSON & CO., INC.
                      Consolidated Statements of Operation
               For the Years Ended January 31, 2002, 2001 and 2000


                                                             2002                 2001                 2000
                                                        ----------------     ----------------     ----------------
REVENUES

Net gain on securities transactions                   $      15,173,605   $       66,937,422   $       57,690,503
Underwriting fees                                                77,657            2,274,166            1,621,399
Commissions                                                   1,145,960            1,951,047            1,992,818
Interest and other                                              139,763            1,227,089              816,820
                                                        ----------------     ----------------     ----------------
     Total revenues                                          16,536,985           72,389,724           62,121,540
                                                        ----------------     ----------------     ----------------

EXPENSES

Compensation and benefits                                     8,928,583           29,995,573           27,181,296
Clearance charges                                             6,996,105           28,930,685           18,620,819
Communications                                                4,605,124            4,875,907            4,616,220
Professional fees                                             4,439,751            2,637,445            1,276,145
Occupancy and equipment costs                                 1,010,983            1,044,700            1,034,680
Other operating expenses                                      5,887,996            6,429,984            4,446,301
                                                        ----------------     ----------------     ----------------
     Total expenses                                          31,868,542           73,914,294           57,175,461
                                                        ----------------     ----------------     ----------------
Income (loss) before income taxes
   and tax benefits                                         (15,331,557)          (1,524,570)           4,946,079

Provision for income taxes (Note 11)                         (3,104,086)            (216,199)           2,003,377

Minority interest                                              -                     800,099              100,920
                                                        ----------------     ----------------     ----------------
Net income (loss)                                     $     (12,227,471)  $         (508,272)  $        3,043,622
                                                        ================     ================     ================

Basic earnings (loss) per share of common
   stock (Note  2)                                    $           (1.86)  $            (0.08)  $             0.50
                                                        ================     ================     ================
Diluted earnings (loss) per share of common
   stock (Note 2)                                     $           (1.86)  $            (0.08)  $             0.46
                                                        ================     ================     ================
Weighted average number of shares outstanding                 6,580,683            6,566,022            6,148,605
                                                        ================     ================     ================
Diluted weighted average number
   of shares outstanding                                      6,580,683            6,566,022            6,650,562
                                                        ================     ================     ================


   The accompanying notes are an integral part of these financial statements.

                           M. H. MEYERSON & CO., INC.
           Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended January 31, 2002, 2001 and 2000

                                           Common Stock               Additional           Retained              Total
                                  ----------------------------          Paid-In             Earnings/          Stockholders'
                                    Shares (1)        Amount            Capital             (Deficit)             Equity
                                  ------------      ----------      --------------      --------------         -------------
Balances February 1, 1999           5,090,315     $    50,903     $     7,849,827     $     4,655,855        $   12,556,585

Net income                              -                -                 -                3,043,622             3,043,622

Private placement                     500,000           5,000           2,495,000               -                 2,500,000

Options exercised                     917,500           9,175           1,244,793               -                 1,253,968

Equity in subsidiary                                     -              1,378,338               -                 1,378,338
                                  ------------      ----------      --------------      --------------         -------------
Balances at January 31, 2000        6,507,815          65,078          12,967,958           7,699,477            20,732,513

Net loss                                -                -                 -                 (508,272)             (508,272)

Options exercised                     137,500           1,375             399,406               -                   400,781

Treasury stock retired                (73,600)           (736)           (277,785)              -                  (278,521)

Equity in subsidiary                    -                -              1,694,334               -                 1,694,334
                                  ------------      ----------      --------------      --------------         -------------
Balances at January 31, 2001        6,571,715          65,717          14,783,913           7,191,205            22,040,835

Net loss                               -                 -                 -              (12,227,471)          (12,227,471)

Disposal of subsidiary                 -                 -             (3,072,672)            685,358            (2,387,314)

Options exercised                       9,799              98              24,400               -                    24,498
                                  ------------      ----------      --------------      --------------         -------------
Balances at January 31, 2002        6,581,514     $    65,815     $    11,735,641     $    (4,350,908)       $    7,450,548
                                  ============      ==========      ==============      ==============         =============

(1) Common Stock - $0.01 par value, 25,000,000 shares authorized
   The accompanying notes are an integral part of these financial statements.

                           M. H. MEYERSON & CO., INC.
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 2002, 2001 and 2000

                                                                         2002                   2001                   2000
                                                                    ----------------      -----------------      -----------------
Cash flows from operating activities:
   Net income (loss)                                             $      (12,227,471)    $         (508,272)    $        3,043,622
   Adjustments to reconcile net income (loss) to net
       cash provided (expended) in operating activities:
            Depreciation                                                    207,363                443,030                393,440
   Changes in assets and liabilities:
            (Increase) decrease in assets:
                  Receivables:
                      Clearing broker                                    (1,405,139)             6,022,012             (3,693,279)
                      Other                                              (1,715,932)             -                      -
                      Income taxes                                          437,939             (3,285,433)             -
                  Securities owned                                        8,933,634                673,325             (3,672,634)
                  Other assets                                            1,256,375                504,318             (1,764,755)
            Increase (decrease) in liabilities:
                  Payable to clearing broker                                166,864              -                      -
                  Securities sold, not yet purchased                     (1,595,728)              (357,647)             1,358,627
                  Payable to trading representatives                     (3,534,954)            (2,627,491)             2,933,213
                  Accounts payable and accrued expenses                   2,907,299                (49,029)             1,635,103
                                                                    ----------------      -----------------      -----------------
      Net cash provided (expended) in operating activities               (6,569,750)               814,813                233,337
                                                                    ----------------      -----------------      -----------------
Cash flows from financing activities:
    Treasury stock purchased and retired                                   -                      (278,521)             -
    Private placement                                                      -                     -                      2,500,000
    Options exercised                                                        24,498                400,782              1,253,968
                                                                    ----------------      -----------------      -----------------
      Net cash provided in financing activities                              24,498                122,261              3,753,968
                                                                    ----------------      -----------------      -----------------
Cash flows from investing activities:
   Investments                                                            1,162,438                257,523             (1,795,677)
   Investment in subsidiary                                              (2,387,314)             1,694,334              1,378,338
   Purchase of fixed assets, net of disposals                                92,987               (353,690)               (30,823)
   Minority interest in subsidiary                                       (1,923,462)             1,242,610                680,852
                                                                    ----------------      -----------------      -----------------
      Net cash provided (expended) in investing activities               (3,055,351)             2,840,777                232,690
                                                                    ----------------      -----------------      -----------------

Net increase (decrease) in cash and cash equivalents                     (9,600,603)             3,777,851              4,219,995
Cash and cash equivalents at beginning of year                           10,451,946              6,674,095              2,454,100
                                                                    ----------------      -----------------      -----------------
Cash and cash equivalents at end of year                         $          851,343     $       10,451,946     $        6,674,095
                                                                    ================      =================      =================
Supplemental disclosures of cash flow information
  Cash paid during the year for:
     Interest                                                    $           78,464     $          141,140     $          145,928
     Income taxes                                                $          274,018     $        4,167,696     $        1,411,000

   The accompanying notes are an integral part of these financial statements.

                           M. H. MEYERSON & CO., INC.
                   Notes to Consolidated Financial Statements
                         January 31, 2002, 2001 and 2000


1.    ORGANIZATION

      M.H. MEYERSON & CO., INC. (the "Company") is a registered broker dealer with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD"). The Company provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations. The Company, like other broker dealers, is directly affected by general economics and market conditions, including fluctuations in volume and price level of securities, changes in interest rates and securities brokerage services, all of which have an impact on the Company's liquidity.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiary eMeyerson.com Inc. (the "subsidiary"), that it controlled. All significant inter-company balances and transactions have been eliminated.

      During the second quarter of fiscal year ended January 31, 2002 the Company disposed of its interest in the subsidiary through a merger with an affiliate of ViewTrade, Inc. ("ViewTrade"). Originally the Company owned approximately 54% of eMeyerson.com Inc. and the financial statements through the first quarter had been reported on a consolidated basis. The Company's interest in ViewTrade Holding Corporation, the parent company of ViewTrade, after the merger, is approximately 15.5% and is included as an Investment-not readily marketable in the January 31, 2002 Statement of Financial Condition.

      Revenue - Securities transactions (and related commission revenue and expense, if applicable) are recorded on a trade date basis.

      Fair Value of Securities - Securities owned and sold, but not yet purchased, are valued at market value and the resulting difference between cost and market is included in income.

      The market value of securities owned, consisting of equities, corporate obligations, United States government obligations, and state and municipal obligations, is determined by the Company utilizing quoted market prices, dealer quotes and prices obtained from independent third parties. Other securities with no ready market are valued at fair value as determined by management.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2002, 2001 and 2000

      Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of the short-term nature of the financial instruments, approximate current fair value.

      Underwriting Revenues - Underwriting fees are recorded at the time the underwriting is completed.

      Concentration of Credit Risks - The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Furniture and Equipment - Furniture and equipment is stated at cost. Office furniture, equipment and vehicles are depreciated over the estimated useful lives, ranging from three to seven years using accelerated methods. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the estimated economic life of the improvements.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents - The Company includes as cash and cash equivalents amounts invested in money market mutual funds.

      Income taxes - The Company provides for amounts of current and deferred taxes payable or refundable as of the date of the financial statements, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax assets or liabilities between years.

      Earnings Per Common Share - Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants, that are dilutive, have been included in the computation of earnings per share based on the modified treasury stock method.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2002, 2001 and 2000


      Reclassification - Certain 2001 and 2000 financial statement items have been reclassified to conform to the current year's presentation.

3.    SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

      Marketable securities owned consist of investment securities at quoted market values. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or
      (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the holder of the securities.


                                                                 January 31,
                                                         2002                 2001
                                                     --------------      ---------------
      Securities owned, marketable:
        State and municipal obligations             $    1,589,813      $     1,097,258
        Corporate stocks                                 2,616,370           12,543,547
        Other                                                2,461             -
                                                     --------------      ---------------
                                                    $    4,208,644      $    13,640,805
                                                     ==============      ===============

      Securities owned, not readily marketable:
        Corporate stocks                            $    1,029,791      $     1,693,702
        Other                                               56,096               56,096
                                                     --------------      ---------------
                                                    $    1,085,887      $     1,749,798
                                                     ==============      ===============

      Securities sold but not yet purchased:
         State and municipal obligations            $       58,598      $     1,132,700
         Corporate stocks                                1,198,891            1,720,517
                                                     --------------      ---------------
                                                    $    1,257,489      $     2,853,217
                                                     ==============      ===============

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2002, 2001 and 2000


4.    FURNITURE & EQUIPMENT,  AND OPERATING LEASES

      Furniture and equipment is summarized as follows:


                                                   2002                2001                2000
                                              ----------------     --------------     ----------------
         Furniture, fixtures, equipment
           and leasehold improvements        $   2,789,001        $   2,899,733      $   2,515,220
         Less accumulated depreciation
            and amortization                     2,062,264            1,872,646          1,036,176
                                              ----------------     --------------     ----------------

                                             $     726,737         $  1,027,087       $  1,116,427
                                              ================     ==============     ================


      Depreciation and amortization expenses totalled $207,363, $443,030 and $393,440 for the years ended January 31, 2002, 2001 and 2000, respectively.

      The Company signed a 15 year lease for new office space, effective August 1, 1996, and added additional space effective March 15, 1997. The Company also pays rent for space under agreements with the principal shareholder.

      The Company leases its office equipment under various leases expiring in 2003, 2005, and 2006. Minimum annual rental and lease commitments for all office space with a remaining term of one year or more at January 31, 2002 are as follows:

                                                   Office
                                                   Space           Equipment
      Year ending January 31,                 -------------     ---------------
      2003                                  $     856,410     $      461,928
      2004                                        856,410             56,379
      2005                                        856,410             23,460
      2006                                        856,410              1,955
      2007                                        874,836               -
      Remainder through July 31, 2011           4,019,668               -
                                              -------------     ---------------
      Net minimum lease payments            $   8,320,144      $     543,722
                                              =============     ===============


      Annual aggregate office rental expenses for the years ended January 31, 2002, 2001 and 2000 totalled $928,601, $1,044,700 and $1,034,680, respectively.

      Effective September 25, 2001, the Company has subleased a portion of its office space under an agreement which calls for monthly payments of $16,335. The sublease is for a term of three months with automatic renewals.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2002, 2001 and 2000

5.    DEPOSIT WITH, RECEIVABLE  FROM  AND  PAYABLE  TO  CLEARING BROKER

      The Company maintains clearing agreements with Spear, Leads & Kellogg ("SLK") and Investec Ernst and Company ("Investec Ernst"). Under the agreement with SLK the Company maintains a clearing deposit of $1,000,000. The Company primarily clears its proprietary equity market making activity through SLK. Under the agreement with Investec Ernst the Company maintains a clearing deposit of $100,000. The Company primarily clears its proprietary municipal bond business and customer transactions through Investec Ernst.

6.    PAYABLE TO TRADING REPRESENTATIVES

      Payable to trading representatives represents commissions earned by market makers and retail representatives. Market makers are required to maintain a balance with the Company equivalent to approximately twenty-five percent of their net trading positions. The remaining balance of commissions is available for immediate withdrawal.

7.    COMPUTATION FOR DETERMINATION OF RESERVE REQUIREMENTS

      The Company will operate in accordance with the exemptive provisions of paragraph (k)(2)(ii) of SEC Rule 15c3-3. All customer transactions are cleared through SLK and Investec Ernst.

8.    RELATED PARTY TRANSACTIONS

      Transactions with related parties are summarized as follows:

                                                                  Year ended January 31,
                                                            2002            2001           2000
                                                      ---------------- --------------- --------------
      Maintenance charges paid on space owned by the
      principal shareholder (included in
      rent expense)                                       $10,020         $10,020         $10,335

      Rent for space which is leased in the name
      of the principal shareholder                        $11,185         $32,000         $38,400

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2002, 2001 and 2000

Employment agreement:

      The Company has an employment agreement with Anthony F. Dudzinski, President. The agreement provides for base annual compensation of $150,000. The agreement is for one year ending January 31, 2001, and is renewed automatically for succeeding periods of one year. Prior to the current fiscal year the Company had employment agreements with Martin H. Meyerson, Chairman and Chief Executive Officer, and Eugene M. Whitehouse, former Chief Operating Officer. The agreements provide for base annual compensation of $600,000 and $200,000 respectively. The agreements were for a three (3) year period from October, 1993 and 2000 respectively and are renewed automatically for succeeding periods of one year. In the event the Company terminates, without cause, the employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation.

      The Company has loaned Mr. Dudzinski $200,000 to purchase 50,000 shares of the Company's stock. The loan matures February 21, 2003 and is non interest bearing. The shares of the Company are pledged as collateral for the loan.


9.    SUBORDINATED LOAN

      The Company entered into an NASD approved subordinated loan agreement with SLK dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and matured on August 31, 1999 but was extended to August 31, 2003. It is subject to monthly interest payments at the rate of one half percent below the Prime Rate and is unsecured.


10.    NET CAPITAL REQUIREMENTS

      Pursuant to the net capital provisions of the SEC, the Company is required to maintain net capital as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis. At January 31, 2002, 2001, and 2000, the Company had net capital of $2,618,372,
      $10,020,976 and $14,555,034, respectively, and a minimum net capital requirement each year of $1,000,000. The Company's net capital ratios were 2.46, .70 and .66 to 1 for the years ended January 31, 2002, 2001 and 2000, respectively.


11.   INCOME TAXES

      For federal income tax purposes the Company has elected to carryback the net operating loss for the year ended January 31, 2002. The Company is able to recover

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2002, 2001 and 2000


      approximately $2,540,000 in federal income taxes paid in the last five fiscal years. The Company has available a remaining net operating loss carryforward of approximately $3,520,000 which expires in 2022.

      For state income tax purposes the Company has available a net operating loss carryforward of approximately $11,050,000 which expires in 2009.

      In accordance with FASB Statement No. 109, Accounting for Income Taxes, the Company has a future tax benefit of its current net operating loss. The potential federal tax benefit if the net operating loss is fully utilized would be approximately $1,200,000. The potential state income benefit is approximately $990,000. The Company has determined to provide for a full valuation allowance for the future tax benefit.

      The provision for income taxes is as follows:

                                                      Year ended January 31,
                                         2002                2001               2000
                                     ------------     -------------       ------------
Current tax expense (benefit)

Federal                          $   (3,131,333)    $   (196,643)      $  1,669,330

State                                    27,247          (19,556)           334,047
                                    -------------     -------------       ------------
                                 $   (3,104,086)    $   (216,199)      $  2,003,377
                                    =============     =============       ============

      Reconciliation from the statutory federal income tax rate to the effective tax rate is as follows:

                                                         Year ended January 31,
                                            2002              2001               2000
                                        -------------    ----------------    -------------
U.S. statutory rate                          (34.0)%         (34.0)%            34.0%

State taxes, net of federal benefit           -               (6.7)              6.7

Other                                         13.8            26.5              (0.2)
                                        -------------    ----------------    -------------
                                             (20.2)%         (14.2)%            40.5%
                                        -------------    ----------------    -------------

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2002, 2001 and 2000


12.   STOCK OPTIONS

      The Company established an employee stock option plan administered by the Board of Directors. Under the plan, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 3,000,000 shares of common stock. As of January 31, 2002, 2,841,073 options have been granted under this plan, all of which became exercisable as of January 31, 2002. The outstanding options have exercise prices of $0.66 to $7.8125 per share. 1,136,980 options were exercised and 1,704,093 are outstanding.

      During the year, the Company established an additional stock option plan administered by the Board of Directors. Under this plan, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 500,000 shares of common stock. To date, no options have been issued under this plan.

13.   STOCK-BASED COMPENSATION

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

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2002, 2001 and 2000

14.   COMMITMENTS AND CONTINGENT LIABILITIES

      In the normal course of business the Company enters into underwriting commitments. There were no transactions open at January 31, 2002, relating to such underwriting commitments.

      On January 8, 2002, a National Association of Securities Dealers' arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns Securities Corp. The award was joint and several against both firms. The Company has filed a complaint in the Superior Court of New Jersey to vacate the decision in its entirety on the grounds that the arbitration panel disregarded the law, committed manifest legal error, and violated procedural requirements. While both the management of the Company and its legal counsel reasonably anticipate a favorable outcome from the complaint, the Company has recorded the $5,000,000 adverse award as a liability in the financial statements due to the very limited grounds that exist for successfully overturning an arbitration award on appeal. The Company has a Securities Broker/Dealer's Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. The Company has recorded a $1,000,000 insurance receivable in the financial statements.

      The Company, incidental to its securities business, is a defendant in several pending lawsuits and arbitration cases. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various lawsuits and arbitrations will not result in any material adverse effect on the Company's financial position.


15.   401(K) SAVINGS PLAN

      Employees of the Company may participate in a 401(K) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company makes no contributions to the plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The executive officers, directors and key employees of the Company are as follows:

            Name             Age             Position with Company
            ----             ---             ---------------------

Martin H. Meyerson           71        Chairman, Chief Executive Officer and
                                       Director

Kenneth J. Koock             59        Vice Chairman and Director

Anthony F. Dudzinski         39        President, Chief Operating Officer and
                                       Director

Jeffrey E. Meyerson          36        Vice President, Trading and Director(1)

Mark D. Goldsmith            58        Chief Financial Officer and Treasurer(2)

Bertram Siegel, Esq.         64        Director

Martin Leventhal, CPA        65        Director

Alfred T. Duncan             58        Director


(1) Jeffrey E. Meyerson is the son of Martin H. Meyerson
(2) Mark D. Goldsmith became Chief Financial Officer and Treasurer on March 1, 2002

BIOGRAPHICAL INFORMATION

Martin H. Meyerson, Chairman, Chief Executive Officer and Director

Martin H. Meyerson is the Chairman, Chief Executive Officer and a director of the Company and was its President until 1984. Mr. Meyerson was also the President and a director of Bio Recovery Technology, Inc., a research and development company involved in microbiological and pollution control products, from 1984 through 1986. He was also the chairman of the board of Bio Metallics, Inc., also involved in pollution control products, from 1987 through 1990. Mr. Meyerson graduated from Packard College in 1952, majoring in Business Administration.

Kenneth J. Koock, Vice Chairman and Director

Kenneth Koock has been with the Company since 1977. In 1993, Mr. Koock became a Director of the Company. Mr. Koock received his B.A. degree from Duke University in 1963 and a law degree in 1966 from St. John's University. He was president of Bio Metallics, Inc. from 1987 through 1990 and is a member of the New York State Bar Association.

Anthony F. Dudzinski, President, Chief Operating Officer and Director

Anthony F. Dudzinski joined the Company in February 2000. He was appointed President in July 2001 and became a member of the Board of Directors at that time. He was added to the Executive Committee and was named Chief Operating Officer in February 2002. Prior to joining the Company he was employed by Marion Bass Securities in Atlanta, Georgia where he served as Director of Equity Markets. Mr. Dudzinski was a senior trader with the Company for fifteen years before relocating to Atlanta in 1997. He has extensive experience in trading and retail operations, communications, trading room and back office systems and compliance. He attended Bernard M. Baruch College and the New York Institute of Finance and currently holds NASD Series 4,7,24,53,55,63 and 65 licenses.

Mark D. Goldsmith, Treasurer and Chief Financial Officer

Mark D. Goldsmith has been with the Company since January 2002. On March 1, 2002, he became Treasurer and Chief Financial Officer. He is a former allied member of the New York Stock Exchange and from 1979 through 1989 was Treasurer and Chief Financial Officer of Muller & Company, Inc., a New York Stock Exchange member firm. He has been a board member of public companies. He is an alumnus of Pace University and until joining the Company, was the principal officer of Paul
L. Forchheimer & Co. Inc., a securities brokerage and investment banking firm.

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

Directors receive options to purchase 7,500 shares of our common stock annually. Outside Directors are compensated $500 for each meeting of the Board of Directors he attends. Inside Directors have waived their right to be compensated for attending meetings of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the fiscal year ended January 31, 2002, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Form 4.

Item 11. Executive Compensation.

The following table sets forth as of the years ended January 31, 2002, 2001, and 2000 the compensation we paid for services rendered in all capacities to the Company's Chairman and all executive officers whose compensation exceeded $100,000 during these years:

                                                                                                   Long Term
                                                                                                   Compensation
                                                                                                   Securities
                                                        Fiscal                                     Underlying
           Name and Principal Position                   Year         Salary           Bonus       Options/SARS(#)

Martin H. Meyerson                                  2002               $100,000        $      -             1,513
                                                    2001                600,000         200,000            24,000
                                                    2000                600,000         200,000                 -

Kenneth J. Koock, Vice Chairman                     2002                279,858               -             2,751
                                                    2001              1,307,558               -             1,500
                                                    2000              1,149,800               -            22,500

Eugene M. Whitehouse, Senior Vice President and
Chief Operating Officer (1)                         2002                169,234               -            24,354
                                                    2001                177,002          75,000            76,238
                                                    2000                146,712               -                 -

Jeffrey E. Meyerson, Vice President, Trading        2002                167,361               -             1,477
                                                    2001                336,578               -            24,000
                                                    2000                207,000               -                 -


(1) Mr. Whitehouse passed away during fiscal year 2002.

This table does not specify "other compensation" since it is less than 10% of the total salary and bonus reported for each officer. Mr. Koock does not receive a base salary. His compensation is based on commissions earned. Mr. Whitehouse and Mr. Jeffrey Meyerson earned compensation based on commissions earned in addition to their contracted salary and incentive amounts.

OPTION GRANTS IN LAST FISCAL YEAR

                             Number of         % of Total        Exercise       Expiration Date     Potential Realizable Value at
                             Securities        Options           Price($/sh)                        Assumed Annual Rates of
                             Underlying        Granted to                                           Stock Price Appreciation for
                             Options           Employees in                                         Term ($)
Name                         Granted           Fiscal Year                                                  5%            10%

Martin H. Meyerson               1,513             1.0              .66              1/1/05                0              651

Kenneth J. Koock                 2,751             1.8              .66              1/1/05                0            1,183

Eugene M. Whitehouse            22,500            14.9              1.21            7/31/11                0           28,919

                                 1,854             1.2              .66              1/1/05                0              797

Jeffrey E. Meyerson              1,477             1.0              .66              1/1/05                0              635



OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table contains information concerning (i) option exercises during the fiscal year ended January 31, 2002 by executive officers named in the Summary Compensation Table, and (ii) the number and value, at January 31, 2002, of unexercised options held by executive officers named in the Summary Compensation Table:

                                                                                                       Value of
                                                                               Underlying              Unexercised In-the-
                                                                               Unexercised             Money Options at
                                                                               Options at FY-End       FY-End
                              Shares Acquired on                               (#) (Exercisable/       (Exercisable/
Name                          Exercise (#)             Value Realized ($)      Unexercisable)          Unexercisable)($)

Martin H. Meyerson                      -                       -                  299,033/0               136/0

Kenneth J. Koock                    5,000                   7,500                  286,751/0               248/0

Eugene M. Whitehouse                    -                       -                  100,592/0               167/0

Jeffrey E. Meyerson                 5,000                   7,500                  144,000/0               133/0


EMPLOYMENT AGREEMENTS

We have employment agreements with Martin H. Meyerson and Anthony F. Dudzinski. The agreements provide for base annual compensation of $600,000 and $150,000, respectively, plus certain incentive compensation. The agreements expire in October, 2002 and January 2003, respectively and are automatically renewable for periods of one (1) year. In the event we terminate without cause, the employment of Mr. Meyerson (except by causing non-renewal of his employment agreement), he would receive a severance payment equal to one year's base salary plus accrued benefits and incentive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information known to the Company, as of April 1, 2002, relating to the beneficial ownership of shares of Common Stock by each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; each director; and all executive officers and directors as a group.


                                                       Number of Shares             Percent of Shares
     Name and Address of Beneficial Owner             Beneficially Owned           Beneficially Owned

Martin H. Meyerson                                                 1,823,703                      26.4%

Electronic Trading Group, LLC                                        451,380                       6.8%
900 Third Avenue
New York, NY 10022

Dimensional Fund Advisors Inc.                                       447,050                       6.8%
1299 Ocean Avenue
Santa Monica, CA  90401

Kenneth J. Koock                                                     379,376                       5.5%

Jeffrey E. Meyerson                                                  330,477                       4.9%

Anthony F. Dudzinski                                                  99,932                       1.5%

Estate of Eugene M. Whitehouse                                       176,830                       2.6%

Bertram Siegel, Esq.                                                 105,500                       1.6%

Martin Leventhal, C.P.A.                                              97,500                       1.5%

Alfred T. Duncan                                                      52,500                          *

All directors and executive officers as a
group (8 people)                                                   3,065,818                      40.3%

====================
*Less than 1%

The number of shares beneficially owned by Martin H. Meyerson includes 299,033 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Kenneth J. Koock includes 286,751 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Jeffrey E. Meyerson includes 144,477 shares of Common Stock issuable upon exercise of currently exercisable options and 50,000 shares of Common Stock owned by trusts for the benefit of Martin H. Meyerson's family. Mr. Meyerson is the trustee of such trusts.

The number of shares beneficially owned by the Estate of Eugene M. Whitehouse include 100,592 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Bertram Siegal includes 47,500 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Martin Leventhal includes 32,500 shares of Common Stock issuable upon exercise of currently exercisable options and 50,000 shares of Common Stock owned by a trust for the benefit of members of Martin H. Meyerson's family. Mr. Leventhal, along with Jeffrey E. Meyerson, is a trustee of such trust.

The number of shares beneficially owned by Alfred T. Duncan includes 52,500 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Anthony F. Dudzinski includes 49,932 shares of Common

Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by all of our officers and directors are a group includes 1,009,285 shares of Common Stock issuable upon exercise of currently exercisable options.

Unless otherwise stated, the business address of each of the named individuals in this table is c/o M.H. MEYERSON & CO., INC., 525 Washington Blvd., Jersey City, New Jersey 07310.

Item 13. Certain Relationships and Related Transactions.

Information regarding relationships and related transactions is disclosed in the notes to financial statements included in Item 8 of this Report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits:

Reference is made to Item 8 for a list of the financial statements included in this Report.

  Exhibit Number                    Description of Exhibit
                3.1  Articles of Incorporation                              (1)
                3.2  By-Laws                                                (1)
                4.1  Common Stock Specimen                                  (1)
               10.1  Employment Agreement between the Company and Martin    (1)
                     H. Meyerson
               10.3  Employment Agreement between the Company and Anthony
                     F. Dudzinski
                 11  Calculation of Earnings Per Share of the Company
               23.1  Consent of Vincent R. Vassallo C.P.A., independent auditors
               23.2  Consent of Sanville & Company, independent auditors

-------------
      (1) Incorporated herein by reference from the Registration Statement (Reg. No. 33-70566) filed by the Company on Form SB-2.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           M. H. MEYERSON & CO., INC.
                              (Registrant)


                           By:  /s/ Anthony F. Dudzinski
                              -----------------------------
                                    Anthony F. Dudzinski
                                    President and Chief Operating Officer

Date:  April 30, 2002

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

          Signature                     Title                   Date
          ---------                     -----                   ----


/s/ Martin H. Meyerson       Chairman, Chief Executive Officer   April 30, 2002
----------------------       and Director (Principal Executive
Martin H. Meyerson           Officer)


/s/ Kenneth J. Koock         Vice Chairman and Director          April 30, 2002
--------------------
Kenneth J. Koock


/s/ Anthony F. Dudzinski     President and Chief Operating       April 30, 2002
------------------------     Officer
Anthony F. Dudzinski



/s/ Mark Goldsmith           Treasurer and Chief Financial       April 30, 2002
------------------           Officer (Principal Financial
Mark Goldsmith               Officer)



/s/ Jeffrey E. Meyerson      Vice President, Trading and         April 30, 2002
-----------------------      Director
Jeffrey E. Meyerson


/s/ Bertram Siegel
------------------           Director                            April 30, 2002
Bertram Siegel


/s/ Martin Leventhal
--------------------         Director                            April 30, 2002
Martin Leventhal


/s/ Alfred T. Duncan
--------------------         Director                            April 30, 2002
Alfred T. Duncan