Form 10-Q
period 2002-04-30
MEYERSON M H & CO INC /NJ/
filed 2002-06-12
CIK 913781

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 (Mark One)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ________ to _________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,606,964 at June 8, 2002.

                           M. H. MEYERSON & CO., INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Statements of Financial Condition, April 30, 2002 and January 31, 2002........................  3

                  Statements of Operations, Three Months Ended
                           April 30, 2002 and 2001..............................................................  4

                  Statement of Changes in Shareholders' Equity
                           Three Months Ended April 30, 2002....................................................  5

                  Statements of Cash Flows, Three Months Ended
                           April 30, 2002 and 2001..............................................................  6

                  Notes to Financial Statements.................................................................  7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations................................................................  8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................... 10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................................. 11

         Item 6.  Exhibits and Reports on Form 8-K.............................................................. 11

         Signatures............................................................................................. 12


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            M. H. MEYERSON & CO., INC
                        Statements of Financial Condition


                                                  April 30,        January 31,
                                                    2002              2002
                                                 (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                     $   769,263      $    851,343

   Due from clearing brokers - available for
   immediate withdrawal                            4,192,080         4,682,353

   Securities - trading - long at market           2,612,074         4,208,644

   Other current assets                            5,021,316         5,753,055
                                                 -----------      ------------
                                                  12,594,733        15,495,395

Investments                                        1,075,887         1,085,887

Fixed assets net of accumulated depreciation         672,481           726,737
                                                 -----------      ------------
                                                 $14,343,101      $ 17,308,019
                                                 ===========      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES


   Securities sold, not yet purchased            $   727,392      $  1,257,489

   Sales commission payable                          514,229           738,105

   Other liabilities and accrued items             5,143,655         5,861,877
                                                 -----------      ------------
                                                   6,385,276         7,857,471

MINORITY INTEREST IN SUBSIDIARY                          0               0

SUBORDINATED LOAN                                  2,000,000         2,000,000

SHAREHOLDERS' EQUITY

   Common stock                                       65,815            65,815

   Additional paid-in capital                     11,735,641        11,735,641

   Retained earnings                              (5,843,631)       (4,350,908)
                                                 -----------      ------------
                                                   5,957,825         7,450,548
                                                 -----------      ------------
                                                 $14,343,101      $ 17,308,019
                                                 ===========      ============


See notes to financial statements

                           M. H. MEYERSON & CO., INC.

                            Statements of Operations
                          Three Months Ended April 30,
                                   (Unaudited)


                                                    2002              2001
                                                -----------      ------------
REVENUE
     Trading profit                             $ 2,382,687      $  3,138,323
     Commission                                     185,655           265,785
     Underwriting                                         0            50,000
     Interest and other                              18,429            85,474
                                                -----------       -----------
                                                  2,586,771         3,539,582
                                                -----------       -----------

EXPENSES
     Clearing charges                             1,047,784         2,320,512
     Salesmen's draw and commissions                472,910          (251,812)
     Other personnel costs                          958,707         2,463,780
     Rent and office expenses                       753,101         2,104,359
     Legal and professional fees                    213,346           861,522
     Interest expense                                16,144            27,839
     Other expenses                                 194,323           773,144
                                                -----------       -----------
                                                  3,656,315         8,299,344
                                                -----------       -----------
Income (loss) before income taxes                (1,069,544)       (4,759,762)
Minority interest                                         0           227,573
Income tax expense (benefit)(note 5)                423,179          (563,810)
                                                -----------       -----------
Net income (loss)                               $(1,492,723)      $(3,968,379)
                                                ===========       ===========

Basic Earnings (loss) per common share              $ (0.23)           $(0.60)
                                                ===========       ===========
Diluted Earnings (loss) per common share            $ (0.23)           $(0.60)
                                                ===========       ===========
Weighted average number of shares                 6,606,514         6,578,104
                                                ===========       ===========
Diluted weighted average number of shares         6,606,514         6,578,104
                                                ===========       ===========



See notes to financial statements

                           M. H. MEYERSON & CO., INC.

                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                        Three Months ended April 30, 2002



                                      COMMON
                                      STOCK        ADDITIONAL
                                     $.01 PAR       PAID-IN         RETAINED
                                      VALUE         CAPITAL         EARNINGS
                                     --------     ------------     -----------
SHAREHOLDERS' EQUITY
  FEBRUARY 1, 2002                   $ 65,815     $ 11,735,641    $ (4,350,908)

Net loss for quarterly period                                       (1,492,723)

                                     --------     ------------     -----------
SHAREHOLDERS' EQUITY
  APRIL 30, 2002                     $ 65,815     $ 11,735,641    $ (5,843,631)
                                     ========     ============     ===========





See notes to financial statements

                           M. H. MEYERSON & CO., INC.

                            Statements of Cash Flows
                                   (Unaudited)
                          Three Months ended April 30,

                                                                          2002                   2001
                                                                     -------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                  $ (1,492,723)          $ (3,968,379)
         Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
              Depreciation                                                 54,076                 62,138
              Change in assets and liabilities
                    (Increase) decrease in:
                         Receivable from clearing brokers                 490,273             (2,542,393)
                         Securities owned                               1,596,570              4,060,318
                         Other current assets                             731,919               (737,518)
                    Increase (decrease) in:
                         Securities sold, but not yet purchased          (530,097)            (1,016,137)
                         Sales commission payable                        (223,876)            (1,748,827)
                         Other liabilities and accrued items             (718,222)              (351,018)
                                                                     ------------           ------------
                         Net cash provided by
                         (used in) operating activities                   (92,080)            (6,241,816)
                                                                     ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Investments                                                       10,000                556,073

         Fixed assets                                                           0                (25,681)
                                                                     ------------           ------------
                         Net cash provided by (used in) investing
                         activities                                        10,000                530,392
                                                                     ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Change in minority interest in subsidiary                              0               (227,573)
         Change in equity in subsidiary                                         0               (442,807)
         Options exercised                                                      0                 24,498
                                                                     ------------           ------------
                         Net cash provided by
                         financing activities                                   0               (645,882)
                                                                     ------------           ------------
NET INCREASE (DECREASE) IN CASH                                           (82,080)            (6,357,306)
CASH, BEGINNING OF PERIOD                                                 851,343             10,451,946
                                                                     ------------           ------------
CASH, END OF PERIOD                                                  $    769,263           $  4,094,640
                                                                     ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION
         Income taxes paid                                           $          0           $          0
                                                                     ============           ============
         Interest paid                                               $     16,144           $     27,839
                                                                     ============           ============


See notes to financial statements

                           M. H. MEYERSON & CO., INC.

                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1. PRESENTATION OF FINANCIAL STATEMENTS

The consolidated statement of financial condition as of April 30, 2002, the consolidated statements of operations for the three months ended April 30, 2002 and 2001, the consolidated statement of changes in shareholders' equity for the quarterly period ended April 30, 2002, and the consolidated statements of cash flows for the three months ended April 30, 2002 and April 30, 2001 have been prepared by M.H.MEYERSON & CO., INC. (the "Company") without audit. The consolidated statement of financial condition as of January 31, 2002 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial position at April 30, 2002 and January 31, 2002, and the results of operations and cash flows at April 30, 2002 and April 30, 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report to Shareholders for the year ended January 31, 2002. The results of the periods ended April 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

During the quarter ended July 31, 2001, the Company disposed of its interest in eMeyerson.com Inc ("EMEY") through a merger with a sister company of an unaffiliated broker-dealer, ViewTrade Securities Inc. ("ViewTrade"). Originally, the Company owned an approximately 54% interest in EMEY and financial statements through the quarter ended April 30, 2001 had been reported on a consolidated basis. The Company's interest in ViewTrade Holding Corporation, the parent company of ViewTrade, after the merger is approximately 15.5% and we are now accounting for the investment using the equity method. The current financial statements are presented on this basis.


NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants that are dilutive have been included in the computation of earnings per share based on the modified treasury stock method.


NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business the Company enters into underwriting commitments. There were no transactions open at April 30, 2002 relating to such underwriting commitments.

On January 8, 2002, a National Association of Securities Dealers' arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns Securities Corp. The award was joint and several against both firms. The Company has filed a complaint in the Superior Court of New Jersey to vacate the decision in its entirety alleging violation of several legal issues. While both the management of the Company and its legal counsel reasonably anticipate a favorable outcome from the complaint, the Company has recorded the $5,000,000 adverse award as a liability in the financial statements due to the very limited grounds that exist for successfully overturning an arbitration award on appeal. The Company has a Securities Broker/Dealer's Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. The Company has recorded a $1,000,000 insurance receivable in the financial statements.

The Company, incidental to its securities business, is a defendant in several pending lawsuits and arbitration cases. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various lawsuits and arbitrations will not result in any material adverse effect on the Company's financial position.


NOTE 4. NET CAPITAL REQUIREMENTS

As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the "Net Capital Rule") under the Securities Exchange Act of 1934, as amended. The object of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the Net Capital Rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined.

On April 30, 2002, the Company's aggregate indebtedness and net capital were $5,657,884 and $1,360,073, respectively, a ratio of 4.16 to 1.00.

NOTE 5. INCOME TAXES

Income tax expense for the quarter ended April 30, 2002 is attributable to an adjustment in the estimate in the receivable for refundable Federal taxes, under the Job Creation and Worker Assistance Act of 2002 which enabled the Company to carryback its 2002 net operating loss five years. The Company has a net operating loss carryforward in the amount of $10,024,473 available to offset future income. The Company has provided a full valuation allowance for the tax asset because it is impossible to determine whether the Company will be able to use this asset in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:


                                             Percent of Total Revenues
                                             -------------------------
                                              Quarter Ended April 30,
                                             -------------------------
                                               2002             2001
                                             --------         --------
Net gain on securities transactions.....       92.1             88.7

Commissions.............................        7.3              7.5

Underwriting............................          0              1.4

Interest and other......................        0.6              2.4
                                              -----            -----
                                              100.0            100.0
                                              -----            -----
Clearing charges........................       40.5             65.6

Compensation and benefits...............       62.4             62.5

Rent and office.........................       22.2             59.5

Professional fees.......................        8.2             24.3

Interest and other operating expenses...        8.0             22.6
                                              -----            -----
     Total expenses.....................      141.3            234.5
                                              -----            -----
     Income (loss) before income taxes..      (41.3)          (134.5)

     Minority interest..................          0              6.5
     Provision for income tax expense
     (benefit)..........................       16.4            (15.9)
                                              -----            -----
     Net income (loss)..................      (57.7)          (112.1)
                                              =====            =====

CALCULATION OF EARNINGS PER SHARE

The calculation of earnings per share in the financial statements included in this report are based on the weighted average number of shares outstanding.

Quarter Ended April 30, 2002 compared with Quarter Ended April 30, 2001

Total revenues for the quarter ended April 30, 2002 were $2,586,771, a 27% decrease from the $3,539,582 reported for the quarter ended April 30, 2001. This decrease is attributable mainly to a decrease in trading volume and in general a decline in the transactional activity experienced by all securities markets which also caused major decreases in retail revenue, and investment banking and underwriting revenue.

Clearing and execution charges decreased from $2,320,512 to $1,047,784, a change of 55%, due to the decreased trading volume during the quarter and successful efforts by management to reduce costs and increase efficiency.

Compensation and benefits decreased from $2,211,968 to $1,431,617, representing a decrease of 35%. This corresponds to the decrease in revenue, as a large portion of compensation expense is tied to percentages of profits in trading accounts.

Income taxes for the quarter ended April 30, 2002 reflect an adjustment to the estimate in the refundable federal income tax receivable previously recorded. Under the Job Creation and Worker Assistance Act of 2002, the Company was able to carryback its 2002 net operating loss five years instead of two years. After reviewing the Company's federal income tax refund request, the Internal Revenue Service determined that the request was for too great an amount. As a result, the Company has refiled its federal income tax refund request and such refiled request is now being reviewed. The refundable federal income tax receivable has, accordingly, been reduced to $2,424,315 at April 30, 2002 from $2,847,494 at January 31, 2002.

The operating (pre tax) loss for the quarter ended April 30, 2002,was $1,069,544 compared with April 30, 2001 of $4,759,762, a reduction of 78%. Further, included in the 2002 loss are non-recurring expenses of $340,000, including the result of certain cost cutting efforts. The loss, net of these non-recurring expenses, was $729,544. The positive effect of these efforts should be felt during the quarter ended July 31, 2002 and for the remainder of the year.

Interest expense is due to a subordinated loan, which was effective on August 1, 1997 and renewed on August 1, 2001.


VIABILITY OF OPERATING RESULTS

The Company, like many securities firms, has been affected by the overall condition of the US securities markets including changes in market regulations such as decimalization where spreads have been reduced significantly. In addition, global situations and recessionery economic conditions affected market performance. Fluctuations in volume and price levels of securities, changes in levels of interest rates and the reduction of the demand for investment banking services throughout the industry have all had an effect on the performance of the Company. These factors have an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In these periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-commission compensation and benefits, communications and occupancy and equipment, remain relatively fixed.

The Company has implemented a vigorous expense reduction plan. While the Company cannot offer any assurances, through the reduction of staff and the elimination of various services deemed to be excessive, management is seeking to place the Company in position to operate profitably by the latter part of the fiscal year. Further, it is the objective of the Company to maintain its high level of service to the industry and the investing public as it has over the more than forty-two years of its existence.


LIQUIDITY AND CAPITAL RESOURCES

The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 64% and 65% of total assets at April 30, 2002 and January 31, 2002, respectively.

The Company finances its operations primarily with existing capital and funds generated from operations. The Company believes that existing capital and cash flow will be sufficient to meet its cash requirements.


ACCOUNTING FOR TAXES

At April 30, 2002 the Company has a net operating loss carryforward of $10,024,473,which is available to offset future income, expiring in 2022. The Company has provided a full valuation allowance for the tax asset because it is impossible to determine whether the Company will be able to use this asset in the future.

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

The Company, in the course of the trading activities which constitute the bulk of its revenues, maintains large portfolios of securities and/or short positions in securities. Equity price fluctuations affecting the prices of these securities could have a material impact on the Company, which the Company mitigates by adjusting and hedging these positions in accordance with trading requirements and market conditions.


FINANCIAL INSTRUMENTS

The portion of the Company's working capital that is not held at the Company's clearing brokers is kept in bank accounts and certificates of deposit. The certificates of deposit are short term and do not present a material market risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In a press release dated May 1, 2002, story # 5890, NASD Regulation Inc. announced that from July 30, 1998 to August 12, 1998, the Company and three of its officers, including CEO Martin H. Meyerson, failed to adequately supervise certain trading activities and maintain adequate supervisory procedures. All parties consented to the findings without admitting or denying the allegations and were fined a total of $240,000. The Company was censured and fined $75,000. Mr. Meyerson was fined $50,000 and accepted a suspension from associating with an NASD member for 20 business days and serving as a supervisor for an additional 10 business days. The other officers accepted their respective fines and two served suspensions in accordance with the settlement of this matter.


Item 6. Exhibits and Reports on Form 8-K.



(a)      Exhibits:

         Exhibit Number         Description of Exhibit
         --------------         ----------------------

               11         Calculation of Earnings per Share of
                          the Company


(b) A report on Form 8-K, reporting "Changes in Registrant's Certifying Accountant", was filed on March 6, 2002 and amended on March 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           M. H. MEYERSON & CO., INC.
                                  (Registrant)





Date: June 12, 2002           By: /s/ Martin H. Meyerson
      -------------               -------------------------------------
                                  Martin H. Meyerson
                                  Chairman and Chief Executive Officer




Date: June 12, 2002           By: /s/ Mark D. Goldsmith
      -------------               -------------------------------------
                                  Mark D. Goldsmith
                                  Treasurer and Chief Financial Officer



\