Form 10-Q
period 2002-07-31
MEYERSON M H & CO INC /NJ/
filed 2002-09-13
CIK 913781

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,606,964 at August 31, 2002.

                           M. H. Meyerson & Co., Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Statements of Financial Condition, July 31, 2002 and
                     January 31, 2002..........................................3

                  Condensed Statements of Operations, Three and Six Months
                     Ended July 31, 2002 and 2001..............................4

                  Statements of Cash Flows, Six Months Ended
                     July 31, 2002 and 2001....................................5

                  Notes to Financial Statements................................6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................7

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk..................................................9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................10

         Item 6.  Exhibits and Reports on Form 8-K............................11

         Signatures...........................................................12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           M. H. MEYERSON & CO., INC.

                        Statements of Financial Condition

                                                      July 31,      January 31,
                                                        2002           2002
                                                    (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                   $ 1,598,823       $ 851,343
        Due from clearing brokers - available for
          immediate withdrawal                        4,791,210       4,682,353
        Securities - trading - long at market         2,563,152       4,208,644
        Other current assets                          2,400,906       5,753,055
                                                    -----------     -----------
                                                     11,354,091      15,495,395

Investments                                           1,075,887       1,085,887
Fixed assets net of accumulated depreciation            619,801         726,737
                                                    -----------     -----------
                                                    $13,049,779     $17,308,019
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Securities  sold, not yet purchased           $ 640,995     $ 1,257,489
        Sales commission payable                        350,366         738,105
        Other liabilities and accrued items           5,156,547       5,861,877
                                                    -----------     -----------
                                                      6,147,908       7,857,471

SUBORDINATED LOAN                                     2,000,000       2,000,000
SHAREHOLDERS' EQUITY
        Common stock                                     65,820          65,815
        Additional paid-in capital                   11,735,933      11,735,641
        Retained earnings                           (6,899,882)     (4,350,908)
                                                    -----------     -----------
                                                      4,901,871       7,450,548
                                                    -----------     -----------
                                                    $13,049,779     $17,308,019
                                                    ===========     ===========

See notes to financial statements.

                                             M. H. MEYERSON & CO., INC.

                                         Condensed Statements of Operations
                                                     (unaudited)

                                                 Three months ended                       Six months ended
                                                      July 31,                                 July 31,

                                             2002                 2001                 2002                 2001
REVENUE
       Trading profit                    $ 2,570,787          $ 5,622,204          $ 4,953,474          $ 8,760,527
       Commission                            177,463              240,873              363,117              504,176
       Underwriting                                0                9,657                    0               59,657
       Interest and other                    190,040               77,354              208,470              124,921
                                         -----------          -----------          -----------          -----------
                                           2,938,290            5,950,088            5,525,061            9,449,281
                                         -----------          -----------          -----------          -----------
 EXPENSES
       Clearing charges                    1,250,941            2,766,647            2,298,725            5,036,201
       Salesmens' draw and
         commissions                         567,640              885,870            1,040,550              634,058
       Other personnel costs                 765,688            1,544,000            1,724,395            3,876,096
       Rent and office expense               614,620            1,850,252            1,367,721            3,756,764
       Legal and professional                239,766              173,382              453,112              425,231
       Interest expense                       12,806               19,538               28,950               47,377
       Other expenses                        543,080            1,114,698              737,403            2,339,753
                                         -----------          -----------          -----------          -----------
                                           3,994,541            8,354,387            7,650,856           16,115,480
                                         -----------          -----------          -----------          -----------

Income(loss) before income taxes
         and minority interest            (1,056,251)          (2,404,299)          (2,125,795)          (6,666,199)
Income taxes expense (note 5)                      0                    0              423,179             (563,810)
                                         -----------          -----------          -----------          -----------

Net income(loss)                         $(1,056,251)         $(2,404,299)         $(2,548,974)         $(6,102,389)
                                         ===========          ===========          ===========          ===========

Earnings(loss) per common share:
         Basic                                $(0.16)              $(0.37)              $(0.39)              $(0.93)
                                         ===========          ===========          ===========          ===========
         Diluted                              $(0.16)              $(0.37)              $(0.39)              $(0.93)
                                         ===========          ===========          ===========          ===========
Weighted average basic shares              6,606,964            6,581,514            6,606,964            6,579,837
                                         ===========          ===========          ===========          ===========
         Diluted                           6,606,964            6,581,514            6,606,964            6,579,837
                                         ===========          ===========          ===========          ===========

See notes to financial statements.

                                     M. H. MEYERSON & CO., INC.

                                      Statements of Cash Flows
                                             (unaudited)
                                      Six Months ended July 31,

                                                                        2002              2001
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income(loss)                                                  $(2,548,974)      $(6,102,389)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation                                                       106,576           111,365
      Change in assets and liabilities
         (Increase) decrease in:
            Receivable from clearing brokers                            (108,857)        2,842,549
            Securities owned                                           1,645,492         3,630,384
            Other current assets                                       3,352,149         2,356,951
         Increase (decrease) in:
            Securities sold but not yet purchased                       (616,494)       (1,336,843)
            Sales commission payable                                    (387,739)       (2,402,294)
            Other liabilities and accrued items                         (705,330)         (825,878)
                                                                     -----------       -----------

            Net cash provided by
            operating activities                                         736,823        (1,726,155)
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments                                                            10,000           234,283
   Fixed assets                                                              360            74,870
                                                                     -----------       -----------

            Net cash provided by
            investing activities                                          10,360           309,153
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Exercise of employee stock options                                        297            24,498
   Change in equity in subsidiary                                              0        (2,387,314)
   Increase (decrease) in minority interest                                    0        (1,923,462)
                                                                     -----------       -----------
            Net cash provided by (used in)
            financing activities                                            297         (4,286,278)
                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH                                         747,480         (5,703,280)
CASH, BEGINNING OF PERIOD                                               851,343         10,451,946
                                                                     -----------       -----------

CASH, END OF PERIOD                                                  $ 1,598,823       $ 4,748,666
                                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                                                 $         0       $         0
                                                                     ===========       ===========
   Interest paid                                                     $    28,950       $    47,377
                                                                     ===========       ===========

See notes to financial statements.

                           M. H. MEYERSON & CO., INC.

                          Notes to Financial Statements
                                   (unaudited)


Note 1.  Presentation Of Financial Statements

         The Statement of Financial Condition as of July 31, 2002, the Statements of Operations for the three months and six months ended July 31, 2002 and 2001, and the Statement of Cash Flows for the six months ended July 31, 2002 and 2001 have been prepared by M.H. MEYERSON & CO., INC. (the "Company") without audit. The Statement of Financial Condition as of January 31, 2002 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial condition, results of operations, and cash flows at July 31, 2002 and 2001 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report to Shareholders for the year ended January 31, 2002. The results of the periods ended July 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

         During the quarter ended July 31, 2001, the Company disposed of its interest in eMeyerson.com Inc. ("EMEY") through a merger with a sister company of an unaffiliated broker-dealer, ViewTrade Securities Inc. ("ViewTrade"). Originally, the Company owned an approximately 54% interest in EMEY and financial statements through the quarter ended April 30, 2001 had been reported on a consolidated basis. The Company's interest in ViewTrade Holding Corporation, the parent company of Viewtrade, after the merger is approximately 15.5% and we are now accounting for the investment using the equity method.

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

Note 3.  Commitments And Contingent Liabilities

         In the normal course of business the Company enters into underwriting commitments. There were no transactions open at July 31, 2002 relating to such underwriting commitments.

         On January 8, 2002, a National Association of Securities Dealers' arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns Securities Corp. The award was joint and several against both firms. The Company has filed a complaint in the Superior Court of New Jersey to vacate the decision in its entirety alleging violation of several legal issues. While both the management of the Company and its legal counsel reasonably anticipate a favorable outcome from the complaint, due to the fact that the $5,000,000 award has very limited grounds for being successfully overturned on appeal, the Company has recorded the $5,000,000 adverse award as a liability in the financial statements. The Company has a Securities Broker/Dealer's Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. The Company has recorded a $1,000,000 insurance receivable in the financial statements.

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

         On July 31, 2002, the Company's aggregate indebtedness and net capital were $5,506,913 and $2,859,925, respectively, a ratio of 1.93 to 1.00.

Note 5.  Income Taxes

         Income tax expense for the quarter ended April 30, 2002 is attributable to an adjustment in the estimate in the receivable for refundable Federal taxes, under the Job Creation and Worker Assistance Act of 2002 which enabled the Company to carryback its 2002 net operating loss five years. The Company has a net operating loss carryforward in the amount of approximately $10,024,000 available to offset future income. The Company has provided a full valuation allowance for the tax asset because it is impossible to determine whether the Company will be able to use this asset in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                    Percent of Total Revenues
                                                    -------------------------
                                                    Six Months Ended July 31,

                                                      2002              2001
                                                      ----              ----
Net gain on securities transactions                   89.7              92.7
Commissions                                            6.6               5.4
Underwriting                                             0               0.6
Interest and other                                     3.7               1.3
                                                     -----             -----
                                                     100.0             100.0
                                                     -----             -----

Clearing charges                                      41.6              53.3
Compensation and benefits                             50.0              47.7
Rent and Office                                       24.8              39.8
Professional fees                                      8.2               4.5
Interest and other operating expenses                 13.9              25.2
                                                      ----              ----

         Total expenses                              138.5             170.5
                                                     -----             -----

         Income (loss) before income taxes          (38.5)            (70.5)
         Income taxes                                (7.6)             (6.0)
                                                     -----             -----

         Net income (loss)                          (46.1)            (64.5)
                                                    ======            ======

Calculation of Earnings Per Share

The calculation of earnings per share in the financial statements included in this report are based on the weighted average number of shares outstanding.

Quarter Ended July 31, 2002 compared with Quarter Ended July 31, 2001

Total revenues for the quarter ended July 31, 2002 were $2,938,290, a 50.6 % decrease from the $5,950,088 reported for the quarter ended July 31, 2001. This decrease is attributable mainly to a decrease in trading volume and in general a decline in the transactional activity in all securities markets. Profitability on a per trade basis has been negatively effected due to decimalization where respective spreads have decreased. There have been decreases in retail revenue as well as fee based revenue relating to underwriting fees.

Clearing and execution charges decreased from $2,766,647 to $1,250,941, representing a decrease of 54.8% representative of the decline in trading volume and the successful efforts of management to reduce costs and increase efficiency.

Compensation and benefits decreased from $2,429,870 to $1,333,328, representing a decrease of 45.1%. This was the result of the decreased trading volume during the second quarter of fiscal 2002 and the effects of our costcutting efforts to date.

Interest expense is due to a subordinated loan, which was effective on August 1, 1997, and renewed effective August 1, 2001.

The operating (pre tax) loss for the quarter ended July 31, 2002 was $1,056,251 compared with July 31, 2001 of $2,404,299, a reduction of 56%. This reduction in the operating loss was the result of cost cutting efforts which will continue throughout the remaining months of the year.

Viability of Operating Results

The Company, like many securities firms, is directly affected by general economic and market conditions. U.S. securities markets have been effected by regulations such as decimalization where spreads have been significantly reduced. In general, the recessionary economic conditions have had a dampening effect on all securities markets resulting in a decline in revenue in all areas of business. These factors have had an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability is adversely affected because certain expenses, consisting primarily of non-commission compensation and benefits, communications and occupancy and equipment remain relatively fixed.

Liquidity and Capital Resources

The Company's Statement of Financial Condition reflects a liquid financial position as cash and assets readily convertible to cash represent 69% and 56% of total assets at July 31, 2002 and January 31, 2002, respectively.

The Company finances its operations primarily with existing capital and funds generated from operations. The Company believes that existing capital and cash flow from operations will be sufficient to meet its cash requirements.

Accounting for Taxes

At July 31, 2002 the Company has a net operating loss carryforward of $11,082,281 which is available to offset future income expiring in 2022. The Company has provided a full valuation allowance for the tax asset because it is impossible to determine whether the Company will be able to use this asset in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market making activities expose us to significant risks, including but not limited to changes in price and/or liquidity of our trading positions. We use an automated trading system to provide management with a real-time overview of our traders' activity, positions, and profitability. Each trader's total positions are limited by management, which helps to limit the Company's risks. The automated trading system also alerts management to any trades which exceed certain parameters as to position or trade size during the day.

In the course of our business, we maintain inventory, consisting primarily of NASDAQ and OTC securities and municipal bonds. The market value of our inventory at July 31, 2002 was $2,563,152 in long positions and $640,995 in short positions. The loss to the Company, assuming a 10% decline in prices, would be $192,216 due to the losses on the long positions being partially offset by gains on the short positions.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

1. Harry Binder, on behalf of himself and all others similarly situated, Plaintiff, v. Rainbow Medical Inc., Rainbow Pediatrics Inc., M.H. Meyerson & Co., Inc., Hugo D. Goldstraj, M.D., Marcela C. Goldstraj, M.D., Roberto P. Novo, M.D., Sandra R. Giblin, Martin Leventhal, Gina Bertinelli, Defendants, Circuit Court of the Eleventh Judicial Circuit, Miami Dade, Florida, Case No. 00-24851 CA 06:

         On September 19, 2000, plaintiff commenced a class action lawsuit alleging that the class, consisting of all investors who purchased investment units in Rainbow Medical, Inc. ("Rainbow") in a private placement offering in June 1997, purchased units which became worthless when, after the offering closed, certain officers and inside directors of Rainbow, specifically defendants Hugo D. Goldstraj, M.D., Marcela C. Goldstraj, M.D. and Roberto P. Novo, M.D., looted Rainbow and stole the proceeds of the offering, approximately $2.3 million. The Company was the placement and selling agent in connection with the private placement. Martin Leventhal, C.P.A., a director of the Company, became an outside director of Rainbow after the offering closed.

         Plaintiff in its Amended Complaint claims against the Company and Leventhal for breach of fiduciary duty, negligent misrepresentation and negligence. Plaintiff alleged that the Company failed to make certain disclosures in the offering memorandum concerning legal proceedings involving Rainbow's officers, that the Company failed to ensure that Rainbow engaged in certain corporate actions and that Rainbow used the offering proceeds in the manner stated in the offering memorandum. Plaintiff sought approximately $2.6 million in damages on behalf of the "class" of investors.

         On July 19, 2001, plaintiff Harry Binder, as the putative class representative, filed a motion to have the lawsuit certified as a class action. On December 11, 2001, the Court issued an Order denying the motion. Accordingly, the only claims that now remain in the case are plaintiff's individual claims, which seek damages of $37,500, together with interest and attorneys fees.

         Plaintiff has appealed the Court's Order denying class certification. The Company believes that the Court's Order was correct under the applicable law and will oppose the appeal. Oral argument is scheduled for October 10, 2002. The Company also intends to vigorously defend against any litigation by plaintiff of his individual claims.

         Fred D. Hightower, Lawrence J. Kelly, David Kramer, Neal Lisann, Ronald Nilsen, Carolyn Nilsen, Richard Pizitz, Alfred Schwimer, and John Rivi, on behalf of themselves and all others similarly situated, Plaintiffs,
         v. M.H. Meyerson & Co., Inc., Ronald Heller, David Nagelberg,

         Martin Leventhal and John Does 1-50, Defendants, Superior Court of New Jersey, Hudson County, Law Division, Docket No. L-3876-02:

         On June 6, 2002, the plaintiffs commenced a class action lawsuit in New Jersey alleging virtually the same claims that are alleged in the Binder lawsuit in Florida which is discussed above. In addition to the Company and Leventhal, the plaintiffs in this New Jersey lawsuit have also named as defendants Ronald Heller and David Nagelberg, who were involved with the June 1997 Private Placement on behalf of the Company.

         The defendants have until September 20 to respond to the Complaint. Defendants believe that the allegations of wrongdoing are meritless. Defendants will oppose any motion to certify any class in the lawsuit, and intend to move to dismiss the lawsuit.

2. Harry Binder, on behalf of himself and all others similarly situated, Plaintiff v. M.H. Meyerson & Co., Inc., Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan, Defendants, United States District Court, District of New Jersey, 02 Civ. 2724:

         On June 6, 2002, the plaintiff (who is also the plaintiff in the Florida lawsuit discussed above) filed a Class Action Complaint against the Company and the other defendants, directors of the Company. Plaintiffs allege fraud claims under the federal securities laws relating to the Company's disclosures, and alleged failures of disclosures, of certain information relating to prior litigations involving the Company, and other matters.

         Subsequently, a virtually identical class action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung
         v. M.H. Meyerson & Co., Inc., et al., United States District Court of New Jersey, 02 Civ, 3622. It is believed that the plaintiffs in both these lawsuits are seeking to consolidate their complaints.

         Defendants have been served with a Summons and Complaint in both cases. The Company believes that the allegations are meritless and fail to state legally valid claims. The Company intends to move to dismiss and to contest the allegations of wrongdoing vigorously.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         Exhibit Number                     Description of Exhibit

         11       Calculation of Earnings per Share of the Company
         99.1     Certification by Chief Executive Officer
         99.2     Certification by Chief Financial Officer

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended July 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      M.H. MEYERSON & CO., INC.
                                            (Registrant)



Date: September 13, 2002              By: /s/ Martin H. Meyerson
                                          -------------------------------------
                                          Martin H. Meyerson
                                          Chairman and Chief Executive Officer

Date: September 13, 2002              By: /s/ Mark D. Goldsmith
                                          -------------------------------------
                                          Mark D. Goldsmith
                                          Treasurer and Chief Financial Officer