Form 10-Q
period 2002-10-31
MEYERSON M H & CO INC /NJ/
filed 2002-12-16
CIK 913781

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,606,964 at November 29, 2002.

                           M. H. MEYERSON & CO., INC.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

Statements of Financial Condition, October 31, 2002 and January 31, 2002..........................................3

Condensed Statements of Operations, Three and Nine months ended
October 31, 2002 and 2001.........................................................................................4

Statements of Cash Flows, Nine months ended
October 31, 2002 and 2001.........................................................................................5

Notes to Financial Statements.....................................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................10

Item 4.  Controls and Procedures.................................................................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................11

Item 6.  Exhibits and Reports on Form 8-K........................................................................13

SIGNATURES.......................................................................................................14

CERTIFICATIONS...................................................................................................15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                            M.H. MEYERSON & CO., INC.

                        Statements of Financial Condition

                                                                                   October 31,       January 31,
                                                                                       2002             2002
                                                                                   (unaudited)        (audited)
                                                                                   -----------     ------------
CURRENT ASSETS
        Cash and cash equivalents                                                  $   110,732     $   851,343
        Due from clearing brokers - available for
              immediate withdrawal                                                   5,163,069       4,682,353
        Securities - trading - long at market                                        1,245,433       4,208,644
        Other current assets                                                         2,655,965       5,753,055
                                                                                   -----------     ------------
                                                                                     9,175,199      15,495,395

Investments                                                                          1,078,387       1,085,887
Fixed assets net of accumulated depreciation                                           567,301         726,737
                                                                                   -----------     ------------
                                                                                   $10,820,887     $17,308,019
                                                                                   ===========     ===========

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Securities - trading - short at market                                     $   465,412     $ 1,257,489
        Sales commission payable                                                       286,317         738,105
        Other liabilities and accrued items                                          5,120,839       5,861,877
                                                                                   -----------     ------------
                                                                                     5,872,568       7,857,471

SUBORDINATED LOAN                                                                    2,000,000       2,000,000
SHAREHOLDERS' EQUITY
        Common stock                                                                    65,820          65,815
        Additional paid-in capital                                                  11,735,933      11,735,641
        (Accumulated deficit)                                                       (8,853,434)     (4,350,908)
                                                                                   -----------     ------------
                                                                                     2,948,319       7,450,548
                                                                                   -----------     ------------
                                                                                   $10,820,887     $17,308,019
                                                                                   ===========     ===========

See notes to financial statements.

                           M. H. MEYERSON & CO., INC.
                       Condensed Statements of Operations
                                   (unaudited)

                                                   Three months ended            Nine months ended
                                                      October 31,                   October 31,
                                                 2002            2001           2002            2001
REVENUE
   Trading profit                            $ 1,616,809    $ 2,932,018    $  6,575,269    $ 11,692,545
   Commission                                    197,048        280,645         563,164         784,821
   Underwriting                                        0          8,000               0          67,657
   Interest and other                            135,987       (779,499)        336,472        (654,578)
                                             -----------------------------------------------------------
                                               1,949,844      2,441,164       7,474,905      11,890,445
                                             -----------------------------------------------------------
EXPENSES
   Clearing charges                              383,683        794,554       1,660,443       5,830,755
   Salesmens' draw & commissions                 494,905        383,956       1,554,416       1,018,014
   Other personnel costs                       1,045,660      1,961,561       3,117,494       5,837,657
   Rent and office expense                       671,184      1,650,478       1,772,835       5,407,241
   Legal and professional                        276,517        132,409         643,427         557,640
   Interest expense                               14,500         15,439          52,644          62,816
   Other expenses                              1,016,946        921,535       2,752,668       3,261,289
                                             -----------------------------------------------------------
                                               3,903,395      5,859,932      11,553,927      21,975,412
                                             -----------------------------------------------------------
Income(loss) before income taxes              (1,953,551)    (3,418,768)     (4,079,022)    (10,084,967)
Income taxes                                           0              0         423,504        (563,810)
                                             -----------------------------------------------------------
Net income(loss)                             $(1,953,551)  $ (3,418,768)   $ (4,502,526)   $ (9,521,157)

========================================================================================================
Earnings(loss) per common share:
   Basic                                     $     (0.30)   $     (0.52)   $      (0.68)    $     (1.45)
========================================================================================================
   Diluted                                   $     (0.30)   $     (0.52)   $      (0.68)    $     (1.45)
========================================================================================================
Weighted average basic shares                  6,606,818      6,581,514       6,606,818       6,580,402
========================================================================================================
   Diluted                                     6,606,818      6,581,514       6,606,818       6,580,402
========================================================================================================

See notes to financial statements.

                           M. H. MEYERSON & CO., INC.

                            Statements of Cash Flows
                                   (unaudited)

                                                                                Nine months ended October 31,
                                                                                    2002             2001
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income(loss)                                                             $ (4,502,526)   $ (9,521,157)
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                                                   159,076         167,099
      Change in assets and liabilities (Increase) decrease in:
            Receivable from clearing brokers                                        (480,716)        323,034
            Securities owned                                                       2,963,211       7,488,304
            Other current assets                                                   3,097,090       3,766,132
         Increase (decrease) in:
            Securities sold but not yet purchased                                   (792,077)     (1,990,795)
            Sales commission payable                                                (451,788)     (3,198,354)
            Other liabilities and accrued items                                     (741,038)     (1,259,447)
                                                                                -------------   -------------
           Net cash provided by (used in)
           operating activities                                                     (748,768)     (4,225,184)
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments                                                                         7,500       1,182,093
   Fixed assets                                                                          360          74,870
                                                                                -------------   -------------
            Net cash provided by (used in) investing
            activities                                                                 7,860       1,256,963
                                                                                -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Exercise of employee stock options                                                    297          24,498
   Change in equity in subsidiary                                                          0      (2,387,314)
   Increase(decrease) in minority interest                                                 0      (1,923,462)
                                                                                -------------   -------------
            Net cash provided by (used in) financing
            activities                                                                   297      (4,286,278)
                                                                                -------------   -------------
NET INCREASE (DECREASE) IN CASH                                                     (740,611)     (7,254,499)
CASH, BEGINNING OF PERIOD                                                            851,343      10,451,946
                                                                                -------------   -------------
CASH, END OF PERIOD                                                              $   110,732    $  3,197,447
                                                                                =============   =============
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                                                             $         0    $          0
                                                                                =============   =============
   Interest paid                                                                 $    52,644    $     62,816
                                                                                =============   =============



See notes to financial statements.

                           M. H. MEYERSON & CO., INC.

                          Notes to Financial Statements
                                   (Unaudited)


Note 1. Presentation Of Financial Statements

     The Statement of Financial Condition as of October 31, 2002, the Statements of Operations for the Three months and Nine months ended October 31, 2002 and 2001, and the Statements of Cash Flows for the Nine months ended October 31, 2002 and 2001 have been prepared by the Company without audit. The Statement of Financial Condition as of January 31, 2002 has been audited. In the opinion of management, all adjustments and accruals (which include only normal recurring items) necessary to present fairly the financial condition, results of operations, and cash flows at October 31, 2002 and 2001 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's January 31, 2002 Annual Report to Shareholders. The results of the periods ended October 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     During the quarter ended July 31, 2001, the Company disposed of its interest in eMeyerson.com Inc. ("EMEY") through a merger with a sister company of an unaffiliated broker dealer, ViewTrade Securities, Inc. Originally, the Company owned an approximately 54% interest in EMEY and financial statements through the quarter ended April 30, 2001 had been reported on a consolidated basis. The Company's interest in ViewTrade Holding Corporation, the parent company of ViewTrade, after the merger is approximately 15.5%.

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

Note 3.  Commitments And Contingent Liabilities

     In the normal course of business the Company enters into underwriting commitments. There were no transactions open at October 31, 2002 relating to such underwriting commitments. On January 8, 2002, a National Association of Securities Dealers' arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns Securities Corp. The award was joint and several against both firms. Bear Stearns Securities Corp. may assert a cross claim against the Company for its share of such damages. The Company has filed a complaint in the

Superior Court of New Jersey to vacate the decision in its entirety alleging violation of several legal issues. While both the management of the Company and its legal counsel reasonably anticipate a favorable outcome from the complaint, due to the fact that the $5,000,000 award has very limited grounds for being successfully overturned on appeal, the Company has recorded the $5,000,000 adverse award as a liability in the financial statements. The Company has a Securities Broker/Dealer's Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. The Company has recorded a $1,000,000 insurance receivable in the financial statements.

     The Company, incidental to its securities business, is a defendant in several pending lawsuits and arbitration cases. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various lawsuits and arbitrations will not result in any material adverse effect on the Company's financial position.

Note 4. Net Capital Requirements

     As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the net capital rule) under the Securities Exchange Act of 1934, as amended. The object of the rule is to require the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" from exceeding fifteen times its net capital as those terms are defined. On October 31, 2002, the Company's aggregate indebtedness and net capital were $5,407,156 and $1,307,946, respectively, a ratio of 4.13 to 1.00.

Note 5. Income Taxes

     The Company has a net operating loss carryforward in the amount of approximately $8,000,000 for Federal purposes and $15,000,000 for State purposes available to offset future income. The Company has provided a full valuation allowance for the tax asset because it is impossible to determine whether the Company will be able to use this asset in the future.

Note 6. Subsequent Event

     As of December 1, 2002, Joelle Meyerson, the wife of Martin H. Meyerson, Chairman and Chief Executive Officer of the Company, has deposited $500,000 as a subordinated loan to the Company. At the discretion of Mrs. Meyerson, this loan may be converted at any time into shares of common stock of the Company at $1.00 per share. This loan is pending approval by the NASD.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Certain statements set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statements of
Operations:

                                                          Percent of Total Revenues
                                                        -----------------------------
                                                        Nine Months Ended October 31,
                                                        -----------------------------
                                                          2002                 2001
                                                        --------              -------
Net gain on securities transactions ..............        88.0                  98.3
Commissions ......................................         7.5                   6.6
Underwriting .....................................           0                   0.6
Interest and other ...............................         4.5                  (5.5)
                                                        --------              -------
                                                         100.0                 100.0
                                                        --------              -------
Clearing charges .................................        22.2                  49.0
Compensation and benefits ........................        62.5                  57.7
Rent and office ..................................        23.7                  45.5
Professional fees ................................         8.6                   4.7
Interest and other operating expenses ............        37.5                  27.9
                                                        --------              -------
       Total expenses.............................       154.5                 184.8
                                                        --------              -------
       Income(loss) before income taxes                  (54.5)                (84.8)
       Income taxes...............................         5.7                  (4.7)
                                                        --------              -------
       Net income(loss)...........................       (60.2)                (80.1)
                                                        ========              =======

Calculation of Earnings Per Share

The calculation of earnings per share on the financial statements included in this Report are based on the weighted average number of shares outstanding, as calculated.

Quarter Ended October 31, 2002 compared with Quarter Ended October 31, 2001

Total revenues for the quarter ended October 31, 2002 were $1,949,844, a 20.1% decrease from the $2,441,164 reported for the quarter ended October 31, 2001. This decrease is attributable mainly to a decrease in trading volume and a general decline in transactional activity in all securities markets. Profitability on a per trade basis has been negatively impacted by a reduction in spreads between bids and offers, previously represented in fractions and now represented in decimals.

Clearing charges decreased from $794,554 to $383,683, a decline of 51.7% reflecting the reduction in transactional volume and the effort by management to increase operating efficiencies.

Compensation and benefits decreased from $2,345,517 to $1,540,565, representing a decrease of 34.3%. This was the result of the decreased trading volume during the third quarter of fiscal 2002 and the effects of our cost cutting efforts to date.

Interest expense is due to a subordinated loan, which was effective on August 1, 1997, and renewed effective August 1, 2001.

The operating (pre-tax) loss for the quarter ended October 31, 2002 was $1,953,551 compared with the operating loss for the quarter ended October 31, 2001 of $3,418,768, a reduction in the loss of 42.9%. This reduction reflects the efforts of management to reduce fixed costs and expenses while maintaining market presence in the dramatically reduced market place.

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

Liquidity and Capital Resources

The Company's Statement of Financial Condition reflects a liquid financial position as cash and assets readily convertible to cash represent 60% and 56% of total assets at October 31, 2002 and January 31, 2002, respectively.

The Company finances its operations primarily with existing capital and funds generated from operations. The Company believes that existing capital and cash flow from operations should be sufficient to meet its cash requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our market making activities expose us to significant risks, including, but not limited to, changes in price and/or liquidity of our trading positions. We use an automated trading system to provide management with a real-time overview of our traders' activity, positions, and profitability. Each trader's total positions are limited by management, which helps to limit the Company's risks. The automated trading system also alerts management to any trades which exceed certain parameters as to position or trade size during the day.

In the course of our business, we maintain inventory, consisting mainly of NASDAQ and OTC securities and municipal bonds. The market value of our inventory at October 31, 2002 was $1,245,000 in long positions and $465,000 in short positions. The loss to the Company, assuming a 10% decline in prices, would be $124,500 due to the losses on the long positions being partially offset by gains on the short positions.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of financial statements and other disclosures included in this report. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

(b) Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

1. Harry Binder, on behalf of himself and all others similarly situated, Plaintiff, v. Rainbow Medical Inc., Rainbow Pediatrics Inc., M.H. Meyerson & Co., Inc., Hugo D. Goldstraj, M.D., Marcela C. Goldstraj, M.D., Roberto
     P. Novo, M.D., Sandra R. Giblin, Martin Leventhal, Gina Bertinelli, Defendants, Circuit Court of the Eleventh Judicial Circuit, Miami Dade, Florida, Case No. 00-24851 CA:

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

     Plaintiff in its Amended Complaint claims against the Company and Leventhal for breach of fiduciary duty, negligent misrepresentation and negligence. Plaintiff alleged that the Company failed to make certain disclosures in the offering memorandum concerning legal proceedings involving Rainbow's officers, that the Company failed to ensure that Rainbow engaged in certain corporate actions and that Rainbow failed to use the offering proceeds in the manner stated in the offering memorandum. Plaintiff sought approximately $2.6 million in damages on behalf of the "class" of investors.

     On July 19, 2001, plaintiff Harry Binder, as the putative class representative, filed a motion to have the lawsuit certified as a class action. On December 11, 2001, the Trial Court issued an Order denying the motion. Accordingly, the only claims that now remain in the case are plaintiff's individual claims, which seek damages of $37,500, together with interest and attorneys' fees.

     Plaintiff appealed the Court's Order denying class certification. On November 27, 2002, the Third District Court of Appeal, Florida issued a decision affirming the Trial Court's denial of class certification.

     The Company intends to vigorously defend against any litigation by plaintiff of his individual claims.

2. Fred D. Hightower, Lawrence J. Kelly, David Kramer, Neal Lisann, Ronald Nilsen, Carolyn Nilsen, Richard Pizitz, Alfred Schwimer, and John Rivi, on behalf of themselves and all others similarly situated, Plaintiffs, v. M.H. Meyerson & Co., Inc., Ronald Heller, David Nagelberg, Martin Leventhal and John Does 1-50, Defendants, Superior Court of New Jersey, Hudson County, Law Division, Docket No. L-3876-02:

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

     The defendants moved to stay or dismiss the case because of the pendancy of the identical Binder case in Florida. Plaintiffs have moved for class certification and defendants have opposed that motion. A hearing is scheduled on these motions on December 23, 2002. In the event the New Jersey Court proceeds with the case, which the Court will consider in light of the appeal decision on the Florida Binder case, defendants intend to move to dismiss the complaint. Defendants believe that the allegations of wrongdoing are meritless.

3. Harry Binder, on behalf of himself and all others similarly situated, Plaintiff v. M.H. Meyerson & Co., Inc., Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan, Defendants, United States District Court, District of New Jersey, 02 Civ. 2724:

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

     Subsequently, a virtually identical class action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung v. M.H. Meyerson & Co., Inc., et al., United States District Court of New Jersey, 02 Civ. 3622. The District Court has consolidated the two cases and the plaintiffs have served an Amended Complaint which repeats the allegations of the initial pleading.

     The defendants believe that the allegations are meritless and fail to state legally valid claims. The Company intends shortly to move to dismiss the amended complaint, and to contest the allegations of wrongdoing vigorously.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Exhibit Number              Description of Exhibit
          --------------              ----------------------
               11         Calculation of Earnings per Share of the Company
               99.1       Certification by Chief Executive Officer
               99.2       Certification by Chief Financial Officer

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended October 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      M.H. MEYERSON & CO., INC.
                                               (Registrant)



Date: December 16, 2002               By: /s/ Martin H. Meyerson
                                          ---------------------------
                                          Martin H. Meyerson
                                          Chairman and Chief Executive Officer

Date: December 16, 2002               By: /s/ Mark D. Goldsmith
                                          --------------------------------
                                          Mark D. Goldsmith
                                          Treasurer and Chief Financial Officer

                                 CERTIFICATIONS

I, Martin H. Meyerson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of M.H. MEYERSON & CO., INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

                                                 /s/ Martin H. Meyerson
                                                 ----------------------
                                                     Martin H. Meyerson
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Mark D. Goldsmith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of M.H. MEYERSON & CO., INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

                                                     /s/ Mark D. Goldsmith
                                                     ---------------------
                                                     Mark D. Goldsmith
                                                     Chief Financial Officer