Form 10-K
period 2003-01-31
MEYERSON M H & CO INC /NJ/
filed 2003-05-01
CIK 913781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to ________

                         Commission file number 0-23410

                           M. H. MEYERSON & CO., INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                         13-1924455
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

   Newport Tower, 525 Washington Blvd., Jersey City, New Jersey    07310
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (201) 459-9500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No  X
   -----  -----

At April 15, 2003 8,795,670 shares of Common Stock, $0.01 par value, of the registrant (the "Common Stock") were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,319,531 based on the closing price of $.24 per share on July 30, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Certain statements set forth in the Company's Annual Report on Form 10-K for the year ended January 31, 2003 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Viability of Operating Results and elsewhere as appropriate. This Annual Report on Form 10-K, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

                                     PART I

Item 1. Business.
                                    OVERVIEW

M.H. MEYERSON & CO., INC. (the "Company"), established in 1960, is a leading market maker currently trading in excess of 4,400 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, OTC Bulletin Board, and the National Quotation Bureau's Pink Sheets. This activity has accounted for 90% or more of the Company's revenues during each of its last two fiscal years. The Company is registered with the Securities and Exchange Commission ("SEC" or the "Commission"), and is a member of the National Association of Securities Dealers, Inc. ("NASD").

On January 14, 2003, John P. Leighton assumed control of its daily activities in the capacity of Co-Chairman and Chief Executive Officer. Over the next month, Mr. Leighton assumed the additional role of President and installed a management team that, collectively, has over 100 years of market making and sales trading experience. In one form or another, this team spent nearly five years together at Knight Securities, L.P.

This new senior management team intends to create a dynamic, innovative and service-oriented liquidity provider. New management finds the time and circumstances propitious for such an endeavor. Over the last several years the brokerage industry has experienced significant consolidation through acquisition, the collapse of the Internet bubble, a protracted bear market, and the decimalization of and reduction in trading increments. Exacerbating these adverse conditions is an increase in competition for execution services from Electronic Communications Networks ("ECNs") and regional securities exchanges trading via unlisted trading privileges ("UTP Exchanges"). These factors have reduced the number of securities dealers making markets in Nasdaq and non-Nasdaq OTC securities from a high of about 600 just a few short years ago to about 300 today.

The presence of ECNs and UTP Exchanges means that the national market for the trading of Nasdaq stocks has become more fragmented. These are members-only trading systems and, unless they agree otherwise, they cannot be accessed through the facilities of The NASDAQ Stock Market, Inc. Notwithstanding their inaccessibility, their top-of-book is included in the national best bid/offer ("NBBO"), which drives the pricing of order executions. Moreover, without the ability to execute against the quote of these away markets, market makers cannot use those bids and offers to manage the risks attendant to their inventories. In other words, market makers cannot lay off risk to those other buyers and sellers, who may well be driving the pricing for trades, making it much more difficult to manage their inventories and influence pricing of liquidity.

Consolidation in the industry has included the acquisition of many of the largest wholesale market makers by global financial companies such as the acquisition of Herzog Heine Geduld by Merrill Lynch, Nash Weiss by Quick & Reilly, which was subsequently taken over by Fleet Bank, and NDB Capital Markets by Deutsche Bank. These acquisitions were initiated at the height of the previous bull market and the acquirers paid significant prices; Merrill paid in excess of $900 million for Herzog. Because market conditions have been so severe, even these acquisitions have been reduced or closed by these large firms. As a result, significant opportunity exists for the remaining market makers to obtain greater market share.

Brokers that use wholesale market makers like to have more than one relationship. Liquidity is extremely important to brokers to satisfy their customers' buying and selling instructions in such a way as to achieve best executions for their orders. Dealers provide that liquidity; having several dealers from which to choose enables brokers to manage the risks that one dealer's trading system goes down and cannot accept the brokers' orders. In addition, routing orders to more than one dealer creates competition among those dealers to win a larger percentage of the brokers' better order flow. With the disappearance of so many dealers, brokers are searching for other destinations for their order flow. The Company intends to take advantage of that by stepping into the void created by so many dealers vacating the markets.

The Company finds its greatest opportunity in these areas where the Company has specialized in trading, market making and investment banking. AutEx/BlockDATA reports, the industry's only overall ranking service for market makers, placed the Company sixth in Bulletin Board and ninth in Nasdaq SmallCap share volume in these markets for the 2002 calendar year. Many ranked above the Company, including Herzog Heine Geduld and NDB Capital Markets, have either closed or reduced their involvements in these markets over the last year. The Company believes that it is well positioned to fill this void by offering brokers, dealers, and asset managers another choice of liquidity provider, and in the process garnering market share and pricing power.

Adding to this phenomenon is the trend of small regional brokerage operations to reduce their market-making operations to divert capital to their higher margin retail operations. These trends have created a unique opportunity to acquire highly trained personnel who were not previously available. Current capital regulations require that any firm that either maintains a market-making capability or trades on a proprietary basis to maintain a minimum of $100,000 and up to $1,000,000 in net capital while a strictly retail agency operation can be operated with as little as $5,000 in net capital. This trend has been accelerated by the change in trading increments from fractions to decimals, reduced profit margins, increased regulatory requirements and regulatory reviews that have significantly increased the overhead required in the areas of trade reporting and supervision of market-making activity.

The Company's current low daily fixed operating costs, in comparison to other market makers may provide the Company with a significant competitive advantage. Any new business that can be added onto the existing infrastructure should result in much of the new revenues reaching our bottom line. Over the past couple of years, the Company has reduced its fixed overhead by approximately 55% and continues to look for ways to reduce operating costs even further while seeking additional sources of top line revenue. The Company has been able to achieve this through salary reductions, layoffs of non-producing and support personnel, and technology realignments with cheaper service providers. Of particular note is that most of new management has deferred their salaries until the Company turns profitable in addition to having made equity capital infusions of $830,100 and a subordinated loan of $500,000. Other employees have recently added another equity capital infusion of $553,950. The Company is committed to a goal of increasing its daily operating costs materially only as it has revenues to match those increases. The Company anticipates that most new employees will be production staff that will be added without a material increase to daily fixed operating costs.

Success in the wholesale market-making business is to a great extent a function of overall transactional volume and, as the number of market-making firms decreases, the Company is positioning itself to exploit this potentially significant opportunity. Management believes, based on a review of the recent history of its revenue and transaction volume, that the development of additional quality transactions should increase top line revenue and may return the firm to profitability quickly. Management anticipates this will include the development and sale of technology and the hiring of additional production staff in the institutional and equity trading divisions. The initial goal will be to restore the Company to profitability as quickly as possible and position it to take advantage of current opportunities that present themselves. Current market conditions are such that many of the Company's competitors are trimming staff and overhead in an effort to hold down overall costs in the face of significant revenue deterioration caused by adverse market conditions.

                            Divisions and Operations

Correspondent Services Group

The Company's long-term core client relationships include global and large domestic firms as well as more than 500 small and regional correspondents. These relationships require active and continuous coverage by the Correspondent Services Group.

New management has significant contacts with many large wire houses and online brokers. This latter group is highly dependent on multiple sources of liquidity in their quest for best execution of their customers' orders. Several of these contacts have already begun to send the Company orders.

Institutional Sales

The Company's Institutional Sales and Trading Desk is primarily engaged in servicing institutional clients' order execution and execution allocation. The Trading Desk services block transactions in stocks listed on Nasdaq, the NYSE and Amex, as well as option orders on the appropriate exchanges.

The Trading Desk is a small but growing unit. The Company is currently searching for additional institutional sales traders with established accountant relationships. The Company intends to pay these sales traders a portion of the commissions received for the execution or have them participate in the profitability or loss of principal transactions that are executed by the market makers. This system will minimize the Company's fixed labor costs while creating an incentive for the sales traders to bring a high volume of transactions of a better quality to maximize their earnings potential.

The recent change in the structure of the market where the Company now trades in decimals, with a one-cent minimum price increment, has lead many market makers to impose transaction fees. Larger wire house trading departments now trade with their institutional clients on a riskless principal basis and charge fees for the service. The Company believes that this creates a significant opportunity, because the Company effectively can offer more competitive pricing due to relatively low daily fixed operating costs. The Company will maintain the ability to trade on a net basis for those clients wishing fewer transactions and seeking the commitment of capital. This is an important capability to compete effectively for institutional business as more and more institutional managers seek to limit their overall costs associated with order execution.

Commissions are negotiated with each asset manager with discounts relating to size of the trade, volume of business, and price of the securities. Principal transactions are negotiated on a transaction-by-transaction basis and executed net, meaning inclusive of remunerations and fees. The greatest benefit for the asset manager with net trading will be the ability to obtain a single execution at an average price, thus avoiding significant clearing costs for multiple executions.

Retail Client Services

The Company has approximately 16,500 retail customer accounts representing $120,000,000 in assets. The Company's retail clients consist of individuals who are sophisticated securities investors and who have maintained their accounts with the Company for a lengthy period. Pursuant to a clearing agreement, Fiserv carries the Company's customer accounts on a "fully disclosed" basis. This agreement also provides that each customer account's securities positions and credit balances held at Fiserv are insured for $62.5 million and includes up to $500,000 coverage by Securities Investors Protection Corp., of which $100,000 covers cash balances.

Investment Banking

The Company emphasizes the identification and execution of a range of products and services, spanning both debt and equity, targeted primarily at developing and small cap companies, as well as regional tax-exempt bond authorities. The Company focuses on developing specific expertise that will support, where choice permits, areas of technology, telecommunications, media, information technology, biotechnology, specialty manufacturing, and resource recovery. These industry areas occasionally change to accommodate other areas associated with the Company's institutional sales and marketing making activities. The Company's priority is to pursue transactions and services associated with companies that have a current relationship with the Company, and to develop these relationships into long-term corporate advisory roles.

Transaction oriented, market driven investment banking activities complement and enhance the Company's trading and market making, institutional sales and syndicate activities. This strategy encourages the building of relationships that eventually result in the receipt of referred transactional business (company buy backs, option exercises, Rules 144 and 144K liquidations, Form S-3 registrations) and participation in future public and private financings and merger and acquisition activity.

The Company's focused, market oriented investment banking efforts will equip the Company with invaluable industry knowledge, transaction processing skills and placement expertise. These efforts will provide the Company an added advantage to approach and secure new clients and increase business. The division is comprised of three professionals with support staff and is located at the Company's home office in Jersey City, New Jersey.

Fixed-Income Securities Trading

The Company's fixed-income group was originally formed in 1997 to add product offerings to our clients and to expand and diversify the Company's revenues. This group has been profitable since inception and presently consists of 3 professionals involved in the trading of all debt instruments including U.S. Treasury and agency obligations, corporate and municipal debt securities, and management or participation in municipal, government and corporate debt offerings. The Company mainly focuses on the trading of debt securities in lots smaller than the large wire-houses, who cannot handle those trades profitably.

The Company's current clientele includes many banks, large institutions, municipalities and high net worth clients. Many large brokerages and banks have increased minimum order sizes or increased fees associated with trading smaller lots creating significant opportunities for efficient smaller trading operations. The group concentrates on the smaller regional banks, broker-dealers and institutions to expand its current operations and has begun to cross market their services to the Institutional, Correspondent and Retail divisions. This has been a driving force in the growth of the department and will be leveraged to maximize the profit potential.


                      New Management and Its Business Plan

In January 2003, the Company reexamined its market-making approach and business focus and determined that a change in senior management was in the best interest of the shareholders. A strong management team with a thorough understanding of the marketplace was brought on board to address the changing market dynamics and create new opportunities for us by growing the Company's client base and adopting new trading methodologies. The new management team has over 100 years of collective relevant industry experience. The new Co-Chairman, President and Chief Executive Officer, Mr. John P. Leighton, was a co-founder of Knight Securities, L.P. and has over 26 years experience in the securities industry. The Company is highly confident that this new management team has the vision, foresight, and experience to execute its business plan, successfully.

On April 22, 2003, Martin H. Meyerson, Co-Chairman and founder of the Company, retired and Mr. Leighton became Chairman. Mr. Meyerson devoted 42 years to the Company. He will be available to the Company as a consultant.


                                  BUSINESS PLAN

New management intends to increase its revenue through various initiatives while maintaining relatively low daily fixed operating costs to generate earnings. As described in the Overview section, the industry has been under intense pressure due to the adverse market conditions and certain market structure changes, in particular the movement to decimalization with the one-cent minimum price increment. It is now more important than ever to make markets and conduct institutional sales trading from an efficient platform, i.e., one built on low cost and high technology.

The Company intends to build its revenue base in a variety of ways. Essentially, the Company will provide various aggressively priced, value-added products that meet the diverse liquidity requirements of our clients such as:

Market Making/Block Trading - The Company will engage in the traditional facilitation of transactions through the limited commitment of capital and the application of sophisticated trading methodologies and skills. Market makers do generate revenues in this space, but because their overhead is much higher than the Company's, they are not generating any earnings. The increased risk and value-added trading capability, including analytical trading services such as volume weighted average price ("VWAP"), would demand the highest fees. The Company believes that it will obtain orders because so many dealers have vacated the space, causing brokers to look for more execution destinations.

Fee Based Trading - As directed, the Company will transact business on an agency or riskless principal basis with an attached commission (agency) or markup/markdown (riskless principal). The Company offers full access to its trading skills and tools, including analytical trading services such as best efforts VWAP, to achieve the buy-side trader's goal of receiving complete transparency on all customer prints. Throughout this whole process the Company will be acting simply on a pass through basis, without incurring any risk to capital.

Sponsored Access - For the self-directed, buy-side client, sponsored access provides the asset manager with unequalled access to liquidity in the national market for Nasdaq securities. Sponsored access puts the trading tools into the hands of the buy-side trader who chooses the execution destination for the institutional client. The Company will act as the asset managers' broker and route the order as directed.

Low Cost Client Services - The Company intends to remain a low cost provider of executions services. The Company's low daily fixed operating costs allows the Company to generate economies of scale, which can be passed along to the Company's customers through our pricing schedules. This also allows us to attract talented institutional sales traders, broker-dealer sales representatives, and market makers through highly competitive payouts, overrides, and commissions.

                               Expansion Strategy

The Company's future expansion will concentrate mainly on coordinating the development of proprietary technology, institutional sales and trading, equity trading, bonds and options. The Company also foresees opening a London office in the near future to funnel order flow from European brokers, dealers, and asset managers to the Company's Jersey City trading desks. Many securities firms have abandoned this line of business for which management believes a real need exists in Europe. The Company intends to operate the London office out of a U.K. registered subsidiary that will exist to arrange trades on an agency basis. The Company has strong contacts with market professionals residing in London whom the Company may hire in due course to staff this U.K. subsidiary. Through these persons, the Company can reach various European asset managers as well as broker-dealers. The Company intends to start this project this month, and will run the office with the same philosophy on cost as we have in our Jersey City operations.

                                Clearing Services

The Company clears its securities transactions on a fully disclosed basis with Spear, Leeds & Kellogg ("SLK"), a subsidiary of Goldman Sachs & Co., for market making and Fiserv Securities Inc. ("Fiserv") for retail, institutional and prime broker clearing.

The Company has had a long-term relationship with SLK that exceeds 20 years. Currently, SLK clears all market-making trades for our trading desk. An increase in transactional business will give management greater ability to maintain the current cost structure or limit any potential increase to manageable levels. We also utilize SLK's Redibook Plus as an available service for the trading departments.

The current arrangement with Fiserv was effective on or about November 1, 2002. Fiserv provides clearing services for all of the Company's retail and most of its institutional accounts. Their services also allow for matching of listed step-out transactions, alternative execution opportunities for listed securities and options, and all debt security clearing and delivery functions.

The Company does not hold client funds or securities and does not directly process back office operations. All clearing activities are carried on a fully disclosed basis with customers. These clearing services are furnished to the Company and its clients for a fee and include billing, custody of securities, credit review (including for margin accounts) and similar activities. However, if the Company's customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on "margin" accounts, and there is a loss for which the Company cannot collect from our customer, the Company is generally liable for such losses. The Company maintains its back office and compliance divisions to supervise its activities generally and to ensure financial and regulatory compliance with applicable rules.

                                   Technology

The Company's technology strategy seeks the optimum blend of vendor reliance and proprietary innovation. The Company applies a comparative advantage model in determining what is developed by vendors, and what is developed in-house. In-house development focuses on automated, analytical market making, intelligent automatic execution, and liquidity gateway services including smart order routing.

The Company recently launched an Internet browser-based full-service equities and equity option trading service titled "Crown Portal". Several users have already been seamlessly connected over the Internet to provide a secure and free order entry and trading portal into the Company. Other systems used include REDI, Instinent, Tradeware, ADP DNS, Beta, BNET, ACES, Bloomberg and Thompson ILX. The Company's core trading technology framework utilizes Sun, Intel, NT, Linux, MS Visual C++, and JAVA.

The Company utilizes the FIX protocol for virtually all of its external connectivity, including customer interfaces. The Company leverages the Radianz secure IP virtual financial network for meshed B2B connectivity. Radianz helps to keep connectivity infrastructure costs low as the need to have dedicated lines to each order flow provider is eliminated.

VENDORS

The Company uses numerous third party vendors to obtain information services and software, including stock quotations, stock trading charts, news and financial data. The Company has alternate sources for these services and, accordingly, does not consider itself dependent on any one or more of these suppliers. The Company reviews its relationships with vendors regularly and replaces certain vendors as needed to maintain the most cost effective and efficient network available for its traders and representatives.

COMPETITION

The securities industry is very competitive and, with technical innovation, is becoming even more so. Accordingly, the Company seeks to compete based upon our traditional strengths built over a forty year period of time. These strengths are:

o    quality of execution

o    efficiency

o    training

o    reliability of our trading abilities

o    our reputation in the markets and with other market professionals

o    relationships with our institutional and retail clients

o    our skilled and experienced management team

The Company also utilizes what it considers the best and most reliable of technological advances to compete and continually enhance the quality of services provided. The Company competes with large and small brokerage firms, which utilize both traditional methods and electronic commerce to transact their business.

The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources. Many of these competitors offer a wider range of financial services. The Company's strategy to bridge this gap is to focus on its core businesses of execution services and create alliances with third party market product vendors thus broadening its product line without the need for significant capital outlay. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. The Company and its competitors also directly solicit potential customers and furnish investment services to investors in an effort to hold and attract existing and potential clients.

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

Regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets, but not with protecting the interests of the Company's stockholders. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

The SEC, NASD and various other regulatory agencies have rigid rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule which the Company must comply with. Net capital is defined as assets minus liabilities plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, on a stringent basis. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

As of January 31, 2003, the Company was required to maintain minimum net capital, in accordance with SEC rules, of $1,000,000 and had total net capital of approximately $1,841,000 approximately $841,000 in excess of the Company's minimum net capital requirements.

PERSONNEL

As of March 31, 2003, the Company employed a total of 98 full-time persons, whose primary roles are: 45 trading, 17 retail representatives, 11 back office personnel, 3 fixed income, 3 investment banking, 6 compliance, 5 accounting, 3 retail clerical, and 5 in executive management. The Company's relations with its employees are very good and the Company has no collective bargaining agreements with any labor unions.

The Company's registered representatives are required to take and pass examinations and fulfill additional required continuing education requirements administered by the NASD and state authorities in order to be qualified to transact business. The Company's success will depend on its ability to hire and retain additional qualified trading, technical and financial personnel, who are generally in high demand.

Item 2. Properties.

The Company currently leases approximately 30,000 square feet of space in an office building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011 with two consecutive 5-year renewal options at the end of the original term. Rent charges on this office for the years ended January 31, 2003 and January 31, 2002 were $824,730 and $824,730, respectively.

The Company, through its ongoing cost and overhead reduction strategy, may reduce the amount of square footage leased at 525 Washington Blvd. As part of this cost and overhead strategy, the Company has leased approximately 5,800 square feet of the 35th floor space to ViewTrade Holdings, Inc., an entity in which the Company owns approximately a 15% interest. This agreement has a nine-month term with automatic 90-day extensions and 90-day non-renewal notification requirements.

The Company currently leases approximately 3,000 square feet of space in Rancho Santa Fe, California. This space is used by a member of the Company's Merchant Banking Wealth Management Group.

Item 3. Legal Proceedings.

Except as described herein, the Company is not a party to any litigation which would have a material adverse impact on the Company or its operations.

Rainbow Medical (Florida)

Harry Binder, on behalf of himself and all others similarly situated, Plaintiff,
v. Rainbow Medical Inc., Rainbow Pediatrics, Inc., M.H. Meyerson & Co., Inc., Hugo D. Goldstraj, M.D, Marcela C. Goldstraj, M.D., Roberto P. Novo, M.D., Sandra R. Giblin, Martin Leventhal, Gina Bertinelli, Defendants, Circuit Court of the Eleventh Judicial Circuit, Miami Dade, Florida, Case No. 00-24851 CA.

On September 19, 2000, plaintiff commenced a class action lawsuit alleging that the class, consisting of all investors who purchased investment units in Rainbow Medical, Inc. ("Rainbow") in a $2.5 million private placement offering in June 1997, purchased units which became worthless when, after the offering closed, certain officers and inside directors of Rainbow, specifically defendants Hugo
D. Goldstraj, M.D., Marcela C. Goldstraj, M.D., and Roberto P. Novo, M.D., looted Rainbow and stole the proceeds of the offering.

The Company was the placement and selling agent for the private placement. Martin Leventhal, C.P.A., a director of the Company became an outside director of Rainbow after the offering closed.

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

On July 19, 2001, plaintiff Harry Binder, as the putative class representative, filed a motion to have the lawsuit certified as a class action. On December 11, 2001, the Trial Court issued an Order denying the motion. Plaintiff appealed the Court's Order denying class certification. On November 27, 2002, the Third District Court of Appeal, Florida issued a decision affirming the Trial Court's denial of class certification. Accordingly, the only claims that now remain in the case are plaintiff's individual claims, which seek damages of $37,500, together with interest and attorney's fees. The Company intends to defend itself vigorously against any litigation by plaintiff of his individual claims.

Hightower

Fred D. Hightower, Lawrence J. Kelly, David Kramer, Neal Lisann, Ronald Nilsen, Carolyn Nilsen, Richard Pizitz, Alfred Schwimmer, and John Rivi, on behalf of themselves and all others similarly situated, Plaintiffs, v. M.H. Meyerson & Co., Inc., Ronald Heller, David Nagelberg, Martin Leventhal and John Does 1-50, Defendants, Superior Court of New Jersey, Hudson County, Law Division, Docket No. L-3876-02.

On June 6, 2002, the plaintiffs commenced a class action lawsuit in New Jersey alleging virtually the same claims that are alleged in the Binder lawsuit in Florida, which is discussed above. Claims include misrepresentation and omissions in the Rainbow Offering Memorandum concerning the financial condition of Rainbow, a failure to disclose pending litigation, and a failure to ensure that Rainbow performed specific corporate actions after the close of the Offering concerning the use of the proceeds for intended purposes and the listing of Rainbow's stock. In addition to the Company and Leventhal, the plaintiffs in this New Jersey lawsuit have also named as defendants Ronald Heller and David Nagelberg, who were involved with the June 1997 Private Placement on behalf of the Company.

The defendants moved to stay or dismiss the case because of the pendancy of the identical Binder case in Florida. Plaintiffs then moved for class certification and defendants opposed that motion. After the Florida Appeals Court in the Binder Florida lawsuit affirmed the trial court's denial of plaintiff's class certification motion in that case, the New Jersey Court in the Hightower case held that the defendants motion to stay the case was moot. The defendants then moved to dismiss the Hightower complaint for failure to state a valid claim.

The New Jersey Court held a hearing on the motion on February 20, 2003 and denied plaintiffs' motion for class certification, without prejudice to a renewal of that motion after completion of discovery. The New Jersey Court also denied defendants' motion to dismiss, without prejudice to defendants' right to move for summary judgment upon completion of discovery. Defendants believe that the allegations of wrongdoing are meritless, and will defend against all claims vigorously.

Federal Securities Claims (New Jersey)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 Civ. 2724.

On June 6, 2002, the plaintiff (who is also the plaintiff in the Florida lawsuit discussed above) filed a Class Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are directors of the Company. Plaintiffs allege fraud claims under the federal securities law relating to the Company's disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company's subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc. and a litigation arising from eMeyerson's termination of that agreement, and other matters. Plaintiffs seek damages in excess of $15 million for the alleged class.

Subsequently, a virtually identical class action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung v. M.H. Meyerson & Co., Inc., et al., United States District Court of New Jersey, 02 Civ. 3622. On September 24, 2002, the District Court consolidated the two cases under the caption, "In re M.H. Meyerson & Co. Securities Litigation," Master File No. 02-CV-2724. The plaintiffs have served an Amended Complaint, which repeats the allegations of the initial pleading.

The defendants believe that the allegations are meritless and fail to state legally valid claims. The Company has filed a motion to dismiss all claims in the amended complaint, and intends to contest the allegations of wrongdoing vigorously.

C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.

In May 1999, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and its then clearing agent, Bear Stearns & Co., Inc. ("Bear Stearns"). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $.25 per share. This claim is partially covered by the Company's Broker/Dealer Errors and Omissions Policy for net of $1,000,000.

The Company denied all liability and asserted that the transfer of the shares were authorized and duly executed by each of the claimant entities, EMES, SLR, and Ontario, to Global Financial. Each of EMES, SLR, and Ontario, in its respective Power of Attorney, appointed Global Financial as its agent and attorney-in-fact with full and unlimited power and authority to buy, sell, assign, endorse, and transfer all securities of any nature standing anywhere in the name, respectively, of EMES, SLR, and Ontario. Claimants sent copies of each of the Powers of Attorney to the Company to facilitate the transfer of the shares to Global Financial.

The evidence showed that claimants did not send a revocation of the Power of Attorney until January 27, 2000 - three days after the shares were transferred. Moreover, the Power of Attorney specifically stated that any revocation is ineffective as to any transaction that was initiated before a revocation. This matter was arbitrated in Buffalo, New York on October 15-17, 2001.

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns Securities Corp. The award was joint and several against both firms. Bear Stearns Securities Corp. may attempt to assert a cross claim against the Company for its share of such damages relying on the indemnification provisions of the clearing agreement. The Company has filed a pending complaint in the federal district court of New Jersey in which it seeks to vacate the decision in its entirety alleging violation of several legal issues. The Claimants removed the proceeding to the United States District Court, District of New Jersey.

While both the management of the Company and its legal counsel reasonably anticipate a favorable outcome from the complaint, due to the fact that the $5,000,000 arbitration award has very limited grounds for being successfully overturned on appeal, the Company has recorded the $5,000,000 adverse award as a liability in the financial statements. The Company has a Securities Broker/Dealer's Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. The Company has recorded a $1,000,000 insurance receivable in the financial statements.

eMeyerson.com, Inc.

Two plaintiffs filed federal securities fraud claims against the Company and certain affiliated or related parties, arising from plaintiff's private placement purchase of $300,000 in stock of eMeyerson.com Inc. that was then a subsidiary of the Company. The lawsuit was filed in the United States District Court, District of New Jersey, Hemphill v. Meyerson, Civ. No. 01-5134. Plaintiffs alleged that defendants failed to disclose material facts concerning, inter alia, eMeyerson's ownership of stock in a vendor company that was under contract to develop for eMeyerson an electronic trading platform. Defendants moved to dismiss the complaint.

On April 25, 2002, the District Court granted defendants' motion and dismissed the complaint with prejudice and without leave to replead. The plaintiffs appealed the District Court's order to the United States Court of Appeals for the Third Circuit. The Court of Appeals has affirmed the District Court's order and has entered a Final Judgment dismissing the case.

Optomedic Medical Technologies Ltd.

An action styled as a class action has been initiated against Optomedic Medical Technologies Ltd. ("Optomedic"), an executive officer of Optomedic and against the Company in connection with its underwriting in June 1998 of Optomedic securities. The Company believes that plaintiffs have filed a deficient pleading, and has made a motion to dismiss the plaintiffs' complaint. The court has had the Company's motion since June 2000 but has not yet indicated its decision. The accountants for Optomedic have not been joined by counterclaim to the action but the Company has reserved its right to do so. Following the court's response to its motion, to the extent that the matter or any portion thereof remains pending, the Company intends to depose various parties to prove its defense and to defend itself vigorously against plaintiff's claims.

Miscellaneous

From time to time, certain of the Company's past and present officers, directors and employees have been named as parties in lawsuits, securities arbitration and administrative claims. These past and present officers, directors and employees are currently the subject of proceedings that are in their initial stages. In the opinion of management, based upon consultation with legal counsel, the Company is not currently a party to any other legal or arbitration proceeding not already disclosed, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on the Company's business, financial condition and operating results.

Dissatisfied customers of the Company's broker-dealer clients may complain to the NASD or the SEC who may investigate those complaints. These complaints may even rise to the level of arbitration or disciplinary action. In addition, the securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and the Company's ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of no other SEC or NASD review, or NASD arbitration that would have a materially adverse impact on the Company's business, financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2003.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the SmallCap Market ("SmallCap") under the symbol "MHMY". The Company's Common Stock was traded on the NASDAQ National Market ("NMS") through July 17, 2002. The following sets forth for the fiscal quarters as indicated the high and low bid closing quotations for the Company's Common Stock on the NMS and the SmallCap from February 1, 2001 through January 31, 2003. Such information reflects interdealer quotations, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

           Fiscal Year 2002                                 High          Low
           ----------------                                 ----          ---
           1st Quarter                                     $3.20         $2.00
           2nd Quarter                                     $1.50         $1.06
           3rd Quarter                                     $1.29         $0.55
           4th Quarter                                     $0.85         $0.33

           Fiscal Year 2003
           ----------------
           1st Quarter                                     $0.85         $0.31
           2nd Quarter                                     $0.71         $0.16
           3rd Quarter                                     $0.42         $0.15
           4th Quarter                                     $1.03         $0.33

The number of shareholders of record of the Company's Common Stock on March 31, 2003 was approximately 85, and the number of beneficial holders of the Company's Common Stock held in street name by various security clearing houses is estimated by management to be an additional 1,788 holders.

The Company did not declare any dividends on its Common Stock during the fiscal years ended January 31, 2003 and January 31, 2002.

As compensation for services to be rendered pursuant to an employment agreement with the Company, John P. Leighton, Chairman, Chief Executive Officer and President of the Company, was issued 375,000 shares of Common Stock on each of January 14, 2003 and January 30, 2003. On January 15, 2003, Michael T. Dorsey, Executive Vice President, General Counsel and Director of New Product Development of the Company, purchased 200,000 shares of Common Stock for an aggregate purchase price of $100,000. All of such shares of Common Stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

The historical selected financial data set forth below for the five years ended January 31, 2003 are derived from the Company's Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. The financial statements for each of the three years in the period ended January 31, 2001 have been audited by Vincent R. Vasallo, certified public accountant. The financial statements for each of the two years in the period ended January 31, 2003 have been audited by Sanville & Company, certified public accountants, whose report with respect thereto appears elsewhere in this report.

                                                                                January 31,
                                           --------------    --------------    --------------    --------------   --------------
                                                2003              2002              2001              2000            1999
BALANCE SHEET DATA:
Assets                                     $   10,520,816    $   17,308,019    $   35,878,287    $   36,361,522   $   21,577,799
Liabilities                                     5,821,170         7,857,471         9,913,990        12,948,157        7,021,214
Subordinated liability                          3,000,000         2,000,000         2,000,000         2,000,000        2,000,000
Minority interest in subsidiary                         0                 0         1,923,462           680,852                0
Shareholders' equity                            1,699,646         7,450,548        22,040,835        20,732,513       12,556,585

STATEMENT OF OPERATIONS DATA:

                                                                                Year Ended
                                                                                January 31,
                                           --------------    --------------    --------------    --------------   --------------
                                                2003              2002              2001              2000            1999
                                                ----              ----              ----              ----            ----
REVENUES
Net gain on securities
  transactions                             $    9,187,197    $   15,173,605    $   66,937,422    $   57,690,503   $   28,784,099
Underwriting and investment banking fees          295,346            77,657         2,274,166         1,621,399        2,966,120
Commissions                                       893,265         1,145,960         1,951,047         1,992,818        1,728,938
Interest and other revenue                         51,199           139,763         1,227,089           816,820          400,665
                                           --------------    --------------    --------------    --------------   --------------
Total revenues                                 10,427,007        16,536,985        72,389,724        62,121,540       33,879,822
                                           --------------    --------------    --------------    --------------   --------------
EXPENSES
Compensation and benefits                       5,801,054         8,928,583        29,995,573        27,181,296       16,451,594
Clearance charges                               2,164,443         6,996,105        28,930,685        18,620,819        7,328,909
Communications                                  2,932,796         4,605,124         4,875,907         4,616,220        3,544,838
Professional fees                                 813,375         4,439,751         2,637,445         1,276,145          916,005
Occupancy and equipment
  costs                                         1,059,762         1,010,983         1,044,700         1,034,680          996,603
Other operating expenses                        3,480,772         5,887,996         6,429,984         4,446,301        4,185,103
                                           --------------    --------------    --------------    --------------   --------------
Total expenses                                 16,252,202        31,868,542        73,914,294        57,175,461       33,423,052
                                           --------------    --------------    --------------    --------------   --------------
INCOME (LOSS) BEFORE TAXES                     (5,825,195)      (15,331,557)       (1,524,570)        4,946,079          456,770
MINORITY INTEREST                                       0                 0           800,099           100,920                0
PROVISION FOR INCOME TAXES                        423,504        (3,104,086)         (216,199)        2,003,377          220,321
                                           --------------    --------------    --------------    --------------   --------------
NET INCOME                                 $   (6,248,699)   $  (12,227,471)   $     (508,272)   $    3,043,622   $      236,449
                                           ==============    ==============    ==============    ==============   ==============

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company's Statement of
Operations:

                                                       PERCENT OF TOTAL REVENUES
                                                         YEAR ENDED JANUARY 31,
                                                         ----------------------
                                                     2003          2002          2001
                                                     ----          ----          ----
Net gain on securities transactions............      88.1          91.8            92
Underwriting...................................       2.8            .5             3
Commissions....................................       8.6           6.9             3
Interest and other.............................        .5            .8             2
                                                ---------       -------        -------
                                                      100           100           100
                                                ---------       -------        -------
Compensation and benefits......................        56            54            41
Clearance charges .............................        21            42            40
Communications ................................        28            28             7
Professional fees .............................         8            27             4
Occupancy and equipment costs..................        10             6             1
Other operating expenses.......................        33            35             9
                                                ---------       -------        -------
           Total expenses......................       156           192           102
                                                ---------       -------        -------
           Income before income taxes..........       (56)          (93)           (2)
           Minority interest ..................         0             0             1
           Provision for income taxes..........         4           (20)            *
                                                ---------       -------        -------
           Net income..........................       (60)          (73)           (1)
                                                =========       =======        =======

* represents amount less than 1%


CALCULATION OF EARNINGS PER SHARE

The calculation of earnings per share on the financial statements included in this report are based on the weighted average number of shares outstanding, as calculated.

FISCAL YEAR 2003 COMPARED WITH FISCAL YEAR 2002

Total revenues in fiscal year 2003 decreased to $10,427,007 from $16,536,985 or 37.8%. This is attributable mainly to the 38.1% decrease in trading revenue, underwriting and interest and other revenue and a decrease in commission revenue of 22.1%. The decrease in trading revenue is due to the overall market conditions and reflects a decline in the level of transactional activity initiated by our correspondents and the decrease in margins brought about by decimalization, between bid price and offer price within the securities markets.

Compensation and benefits decreased to $5,801,054 from $8,928,583, a change of 35%. This is a result of the decrease in revenue for the year.

Clearing charges decreased to $2,164,443 from $6,996,105, also due to the decrease in volume over last year.

Communications expense decreased by 36.3%, from $4,605,124 to $2,932,796.

Other operating expenses, comprising professional fees, research fees, occupancy, and various other operating costs decreased from $11,338,730 to $5,353,909.

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

Compensation and benefits decreased to $8,928,583 from $29,995,573, a change of 70.2%. This is reflective of a decrease in revenue for the year as producing personnel derive the major portion of their compensation as a percentage of production. Further, reductions in staff as part of an overall effort to reduce operating expenses resulted in savings as well.

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

VIABILITY OF OPERATING RESULTS

The Company, like other securities firms, is directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities, changes in levels of interest rates and demand for the Company's investment banking services. In addition, trading commissions have been reduced and decimalization of stock quotations has had an adverse effect on revenues. All of these factors have an impact on the Company's net gain from securities transactions, underwriting, and commission revenues. In periods of reduced market activity, profitability can be adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications and occupancy and equipment remain relatively fixed.

LIQUIDITY AND CAPITAL RESOURCES

The Company's statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash represent 61% and 68% of total assets at January 31, 2003 and January 31, 2002, respectively.

The Company finances its operations primarily with existing capital and funds generated from operations. In addition to the equity capital infusions aggregating $1,384,050 from management and other employees, the Company raised $315,000 in a private placement completed in April 2003.

The Company currently believes that existing capital and cash flow from operations should be sufficient to meet our anticipated working capital and capital expenditure cash requirements for the near future.

                                  RISK FACTORS

Set forth below are certain risks and uncertainties relating to the Company's business. These are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company's business. If any of the following risks actually occur, the Company's business, operating results or financial condition could be materially adversely affected.

      General Risks Associated With Fluctuations in the Securities Business

The securities industry has undergone several fundamental changes over the last six years as a result of new regulations at the federal and state level, the emergence of electronic communication networks, the increased prominence of retail investors, consolidation among firms in the securities industry, and the increased use of technology. These changes have resulted in an increase in the volume of equity securities traded in the U.S. equity markets and a decrease in quoted spreads between the bid and the ask prices. The introduction of decimalization and the one-penny minimum price increment in 2001 further reduced quoted spreads with a resulting decrease in our profitability and revenue capture per trade. There can be no assurance that the spreads market makers receive upon execution of trades in equity securities will not continue to decrease in the future. Any further decline in the quoted spreads between the bid and ask prices could have a material adverse effect on the Company's business, financial condition and operating results.

                  Harm From Regulatory and Legal Uncertainties

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Market makers are subject to regulations concerning certain aspects of their business, including trade practices, best execution practices, capital structure, record retention, and the conduct of directors, officers and employees. The Company's operations and profitability may be directly affected by, among other things, additional legislation, changes in rules promulgated by the SEC, NASD, the Federal Reserve, the various stock exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules. Failure to comply with any of these laws, rules or regulations could result in censures, fines, the issuance of cease-and-desist orders or the suspension or disqualification of the Company's directors, officers or employees. The Company's ability to comply with applicable laws and rules is largely dependent on its internal system to ensure compliance, as well as its ability to attract and retain qualified compliance personnel. The Company could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on its business, financial condition and results of operations.

        Risk of Loss Associated With Market-Making and Trading Activities

The Company conducts its market-making activities predominantly as a principal, which exposes the Company's capital to significant risks. These activities involve the purchase, sale or a short sale of securities for the Company's own account and, accordingly, involve risks of price fluctuations and poor liquidity, or rapid changes in the liquidity of markets that may limit or restrict the Company's ability to either resell securities the Company purchases or to repurchase securities the Company sells in such transactions.

From time to time, the Company may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if the Company's positions and activities were less concentrated. The success of the Company's market-making activities depends upon its ability to attract order flow, the skill of its personnel, general market conditions, the price volatility of specific securities, and the availability of capital. To attract order flow, the Company must be competitive on order execution quality, technology, reputation, and customer service.

In the Company's role as a market maker, attempts to derive a profit from the difference between the price at which it buys and sells securities. Competitive forces, however, often require the Company to match the quotes other market maker's display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, the Company is subject to a high degree of market risk. There can be no assurance that the Company will be able to manage such risk successfully or that the Company will not experience significant losses from such activities. All of the above factors could materially adversely affect the Company's business, financial condition and operating results.

           Harm by Adverse Economic, Political, and Market Conditions

By its nature, the securities business generally is volatile. It is directly affected by numerous national and international factors that are beyond the Company's control including, among others, economic, political and market conditions; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; currency values and inflation. Any one or more of these factors may contribute to lower levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues from the Company's market-making activities. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on the Company's business financial condition and operating results.

         Harm From Competition to Market Share and Financial Performance

The Company derives substantially all of its revenues from market-making activities. The market for these services is rapidly evolving and intensely competitive. The Company expects the competitive environment to continue and intensify in the future. The Company faces direct competition in its equity market-making business primarily from national and regional broker-dealers, alternative trading systems, such as ECNs, and regional exchanges trading stocks via unlisted trading privileges.

The Company competes in market making primarily on the basis of execution standards, its relationship with its customers, reputation and technology. A number of the Company's competitors have greater financial, technical, marketing and other resources than the Company. Some of the Company's competitors offer a wider range of services and financial products than the Company. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than the Company and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. The Company believes that new competitors may also emerge and they may acquire significant market share. There can be no assurance that the Company will be able to compete effectively with current or future competitors, which could have a material adverse effect on its business, financial condition and results of operations.

                 Fluctuation of the Market Price of Common Stock

The Company's common stock has experienced price fluctuations in the last two years along with the stock market in general. Exacerbating the Company's fluctuations is the small float for the common stock. As a result, the price of the Company's common stock could continue to fluctuate.

                             Seasonality in Business

The Company has experienced, and may experience in the future, seasonality in our business. The Company has historically experienced a decrease in revenues in the third quarter of the year, due to lower volumes typically associated with the summer months. The Company believes that this seasonal trend will continue for the foreseeable future and that the Company's business, financial conditions and operating results may be adversely affected by such trends in the future. As a result, period-to-period comparisons of the revenues and operating results of the Company are not necessarily meaningful and reliance upon such comparisons as indicators of future performance may be generally misplaced.

                      Harm From Systems Failures and Delays

The Company's market-making activities are heavily dependent on the integrity and performances of the computer and communications systems supporting them. The Company's systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, and similar events. Extraordinary trading volumes or other events could cause the Company's computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure to the Company's computer systems or any other systems in the trading process could cause clients to suffer delays in trading. Such delays could cause substantial losses for the Company's clients and could subject the Company to claims from its clients for losses.

Systems failures and delays may occur and could cause, among other things, unanticipated disruptions in service to the Company's clients, slower system response times resulting in client dissatisfaction, and harm to its reputation. If any of these events were to occur, the Company could suffer a loss of clients or a reduction in the growth of its client base, increased operating expenses, financial losses, or other client claims, and regulatory sanctions or additional regulatory burdens. In addition, the Company currently does not have a live disaster recovery center. If the Company is prevented from using its current trading operations, the Company will not have business continuity. This could have a material adverse effect on the Company's business, financial condition and operating results.

                    Harm from Capacity Constraints of Systems

If the Company's business significantly increases, the Company will need to expand and upgrade its transaction processing systems, network infrastructure and other aspects of its technology. Many of the Company's systems are designed to accommodate additional growth without redesign or replacement; however, the Company may need to continue to make investments in additional hardware and software to accommodate growth. The Company may not be able to project accurately the rate, timing or cost of any increases in its business, or to expand and upgrade its systems and infrastructure to accommodate any increases in a timely manner. Failure to make necessary expansions and upgrades to the Company's systems and infrastructure could lead to failures and delays, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Failure to Keep to Keep Pace with Change, Technological or Otherwise

The markets in which the Company competes are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements and changing customer demands. If the Company is not able to keep up with these rapid changes on a timely and cost-effective basis, the Company may be at a competitive disadvantage. In addition, the widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require the Company to incur substantial expenditures to modify or adapt its services or infrastructure. Any failure by the Company to anticipate or respond adequately to technological advancements, customer requirements, or changing industry standards, or any delays in the development, introduction or availability of new services, products or enhancements could have a material adverse effect on the Company's business, financial condition and operating results.

                    Failure to Maintain Capital Requirements

The SEC, the NASD and various other regulatory agencies have stringent rules regarding the maintenance of specific levels of net capital by securities broker-dealers. Net capital is an SEC-defined measure of a broker-dealer's readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. If the Company fails to maintain the required net capital, the SEC could suspend or revoke the Company's registration, or the NASD and other regulatory bodies could suspend or expel the Company, which could ultimately lead to its liquidation. Moreover, if the Company falls below certain early warning levels, the NASD could force the Company to constrict its business by reducing the number of markets it makes.

If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A significant operating loss or any unusually large charge against net capital could adversely affect the Company's ability to expand or even maintain its present levels of business, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Of the Company's $3 million in subordinated loans, $2,000,000 will become due and payable on August 31, 2003. The lender of that amount, SLK and the Company are in discussions now to renew that loan. There is no guarantee that the Company will be able to renew that loan before it matures. If the Company is unable to renew or replace that loan, the Company's ability to remain in business would be materially impaired.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's market making activities expose the Company to significant risks, including but not limited to changes in price and/or liquidity of its trading positions. The Company uses an automated trading system to provide management with a real-time overview of its traders' activity, positions, and profit/loss. Each trader's total positions are regularly reviewed and limited by management. This automated trading system also alerts management to any trades which exceed certain parameters as to position or trade size during the day.

In the course of the Company's business, it maintains inventory, consisting mainly of NASDAQ and OTC securities and municipal bonds. The market value of the Company's inventory at January 31, 2003 was $1,302,826 million in long positions and $217,777 million in short positions. The loss to the Company, assuming a 10% decline in prices, would be $108,505 million due to the losses on the long positions being partially offset by gains on the short positions.

The Company invests, from time to time, in certificates of deposit and/or maintain interest bearing balances in its accounts with its clearing brokers, for working capital purposes, which are classified as cash equivalents and receivables from clearing brokers, respectively, in the Statement of Financial Condition. These balances are all available for immediate withdrawal, or are for periods of 31 days or less, and do not present a material market risk. The Company does not normally trade or carry positions in derivative securities.

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Independent Auditor's Report...............................................  21
Consolidated Statements of Financial Condition
         at January 31, 2003 and 2002 .....................................  22
Consolidated Statements of Operations for the years
         ended January 31, 2003, 2002 and 2001.............................  23
Consolidated Statements of Stockholders' Equity for the years ended January 31, 2003, 2002 and 2001 ............................  24
Consolidated Statements of Cash Flows for the years
         ended January 31, 2003, 2002 and 2001 ............................  25
Notes to Consolidated Financial Statements.................................  26

INDEPENDENT AUDITOR'S REPORT

To the Shareholders and
Board of Directors
M. H. MEYERSON & CO., INC.

         We have audited the accompanying consolidated statements of financial condition of M. H. MEYERSON & CO., INC. (the Company) as of January 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended January 31, 2001 were audited by other auditors whose report dated April 21, 2001, expressed an unqualified opinion on these statements.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M. H. MEYERSON & CO., INC., as of January 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.







Abington, Pennsylvania                                    /s/Sanville & Company
March 20, 2003                                     Certified Public Accountants

                           M. H. MEYERSON & CO., INC.
                 Consolidated Statements of Financial Condition
                            January 31, 2003 and 2002

                                                                2003            2002
                                                            ------------    ------------
ASSETS

Cash and cash equivalents                                   $    961,465    $    851,343
Receivables:
     Clearing broker (Note 5)                                  4,152,243       4,682,353
     Income taxes                                                 13,392       2,847,494
     Other                                                     2,438,989       2,022,249
Securities owned: (Notes 2 and 3)
   Marketable                                                  1,302,826       4,208,644
   Investments, not readily marketable                           840,962       1,085,887
Furniture and equipment, net (Note 4)                            562,969         726,737
Other assets                                                     247,970         883,312
                                                            ------------    ------------

               Total assets                                 $ 10,520,816    $ 17,308,019
                                                            ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to clearing broker                                  $    254,683    $    166,864
Payable to trading representatives                                -              738,105
Securities sold, not yet purchased (Notes 2 and 3)               217,777       1,257,489
Accounts payable and accrued expenses                          5,348,710       5,695,013
                                                            ------------    ------------

              Total liabilities                                5,821,170       7,857,471
                                                            ------------    ------------

Commitments and contingent liabilities (Note 14)

Subordinated Loans (Note  9)                                   3,000,000       2,000,000
                                                            ------------    ------------

Stockholders' Equity:
     Common stock                                                 75,320          65,815
     Additional paid-in capital                               12,223,933      11,735,641
     Retained earnings (deficit)                             (10,599,607)     (4,350,908)
                                                            ------------    ------------

              Total stockholders' equity                       1,699,646       7,450,548
                                                            ------------    ------------

              Total liabilities and stockholders' equity    $ 10,520,816    $ 17,308,019
                                                            ============    ============






   The accompanying notes are an integral part of these financial statements.

                           M. H. MEYERSON & CO., INC.
                      Consolidated Statements of Operations
               For the Years Ended January 31, 2003, 2002 and 2001

                                                          2003                 2002                 2001
                                                     ----------------     ----------------     ----------------
REVENUES

Net gain on securities transactions                   $    9,187,197      $    15,173,605      $    66,937,422
Underwriting and investment banking fees                     295,346               77,657            2,274,166
Commissions                                                  893,265            1,145,960            1,951,047
Interest and other                                            51,199              139,763            1,227,089
                                                     ----------------     ----------------     ----------------

     Total revenues                                       10,427,007           16,536,985           72,389,724
                                                     ----------------     ----------------     ----------------


EXPENSES

Compensation and benefits                                  5,801,054            8,928,583           29,995,573
Clearance charges                                          2,164,443            6,996,105           28,930,685
Communications                                             2,932,796            4,605,124            4,875,907
Professional fees                                            813,375            4,439,751            2,637,445
Occupancy and equipment costs                              1,059,762            1,010,983            1,044,700
Other operating expenses                                   3,480,772            5,887,996            6,429,984
                                                     ----------------     ----------------     ----------------

     Total expenses                                       16,252,202           31,868,542           73,914,294
                                                     ----------------     ----------------     ----------------

Income (loss) before income taxes
   and tax benefits                                       (5,825,195)         (15,331,557)          (1,524,570)

Provision for income taxes (Note 11)                         423,504           (3,104,086)            (216,199)

Minority interest                                              -                    -                  800,099
                                                     ----------------     ----------------     ----------------

Net income (loss)                                     $   (6,248,699)     $   (12,227,471)     $      (508,272)
                                                     ================     ================     ================

Basic earnings (loss) per share of common
   stock (Note  2)                                    $        (0.94)     $         (1.86)     $         (0.08)
                                                     ================     ================     ================

Diluted earnings (loss) per share of common
   stock (Note 2)                                     $        (0.94)     $         (1.86)     $         (0.08)
                                                     ================     ================     ================

Weighted average number of shares outstanding              6,625,571            6,580,683            6,566,022
                                                     ================     ================     ================

Diluted weighted average number
   of shares outstanding                                   6,625,571            6,580,683            6,566,022
                                                     ================     ================     ================



   The accompanying notes are an integral part of these financial statements.

                           M. H. MEYERSON & CO., INC.
           Consolidated Statements of Changes in Stockholders' Equity
              For the Years Ended January 31, 2003, 2002 and 2001


                                            Common Stock                   Additional            Retained               Total
                                -------------------------------------        Paid-In             Earnings/           Stockholders'
                                    Shares (1)           Amount              Capital             (Deficit)              Equity
                                -----------------   ----------------   -------------------   ------------------   ------------------
Balances at January 31, 2000           6,507,815    $        65,078    $       12,967,958    $       7,699,477    $      20,732,513

Net loss                                  -                   -                   -                   (508,272)            (508,272)

Options exercised                        137,500              1,375               399,406               -                   400,781

Treasury stock retired                   (73,600)              (736)             (277,785)              -                  (278,521)

Equity in subsidiary                      -                   -                 1,694,334               -                 1,694,334
                                -----------------   ----------------   -------------------   ------------------   ------------------

Balances at January 31, 2001           6,571,715             65,717            14,783,913            7,191,205           22,040,835

Net loss                                  -                   -                   -                (12,227,471)         (12,227,471)

Disposal of subsidiary                    -                   -                (3,072,672)             685,358           (2,387,314)

Options exercised                          9,799                 98                24,400               -                    24,498
                                -----------------   ----------------   -------------------   ------------------   ------------------

Balances at January 31, 2002           6,581,514             65,815            11,735,641           (4,350,908)           7,450,548

Net loss                                  -                   -                   -                 (6,248,699)          (6,248,699)

Shares sold                              200,000              2,000                98,000               -                   100,000

Shares issued as compensation            750,000              7,500               390,000               -                   397,500

Options exercised                            450                  5                   292               -                       297
                                -----------------   ----------------   -------------------   ------------------   ------------------

Balances at January 31, 2003           7,531,964     $       75,320    $       12,223,933    $     (10,599,607)   $       1,699,646
                                =================   ================   ===================   ==================   ==================

(1) Common Stock - $0.01 par value, 25,000,000 shares authorized.

   The accompanying notes are an integral part of these financial statements.

                           M. H. MEYERSON & CO., INC.
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 2003, 2002 and 2001

                                                                       2003               2002               2001
                                                                  ----------------  -----------------  -----------------
Cash flows from operating activities:
   Net income (loss)                                              $    (6,248,699)   $   (12,227,471)   $      (508,272)
   Adjustments to reconcile net income (loss) to net
       cash provided (expended) in operating activities:
            Depreciation and amortization                                 163,768            207,363            443,030
            Common stock issued as compensation                           397,500             -                   -
   Changes in assets and liabilities:
            (Increase) decrease in assets:
                  Receivables:
                      Clearing broker                                     530,110         (1,405,139)         6,022,012
                      Other                                              (416,740)        (1,715,932)            -
                      Income taxes                                      2,834,102            437,939         (3,285,433)
                  Securities owned                                      3,150,743          8,933,634            673,325
                  Other assets                                            635,342          1,256,375            504,318
            Increase (decrease) in liabilities:
                  Payable to clearing broker                             (166,864)           166,864             -
                  Securities sold, not yet purchased                   (1,039,712)        (1,595,728)          (357,647)
                  Payable to trading representatives                     (483,422)        (3,534,954)        (2,627,491)
                  Accounts payable and accrued expenses                  (346,303)         2,907,299            (49,029)
                                                                  ----------------  -----------------  -----------------
      Net cash provided (expended) in operating activities               (990,175)        (6,569,750)           814,813
                                                                  ----------------  -----------------  -----------------

Cash flows from financing activities:
    Proceeds from subordinated loans                                    1,000,000             -                  -
    Treasury stock purchased and retired                                    -                 -                (278,521)
    Common stock issued                                                   100,000             -                  -
    Options exercised                                                         297             24,498            400,782
                                                                  ----------------  -----------------  -----------------
      Net cash provided in financing activities                         1,100,297             24,498            122,261
                                                                  ----------------  -----------------  -----------------

Cash flows from investing activities:
   Investments                                                              -              1,162,438            257,523
   Investment in subsidiary                                                 -             (2,387,314)         1,694,334
   Purchase of fixed assets, net of disposals                               -                 92,987           (353,690)
   Minority interest in subsidiary                                          -             (1,923,462)         1,242,610
                                                                  ----------------  -----------------  -----------------
      Net cash provided (expended) in investing activities                  -             (3,055,351)         2,840,777
                                                                  ----------------  -----------------  -----------------

Net increase (decrease) in cash and cash equivalents                      110,122         (9,600,603)         3,777,851
Cash and cash equivalents at beginning of year                            851,343         10,451,946          6,674,095
                                                                  ----------------  -----------------  -----------------

Cash and cash equivalents at end of year                          $       961,465    $       851,343    $    10,451,946
                                                                  ================  =================  =================

Supplemental disclosures of cash flow information
   Cash paid during the year for:
     Interest                                                     $        29,299    $        78,464    $       141,140
     Income taxes                                                 $         -        $       274,018    $     4,167,696


The accompanying notes are an integral part of these financial statements.

                           M. H. MEYERSON & CO., INC.
                   Notes to Consolidated Financial Statements
                         January 31, 2003, 2002 and 2001

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiary eMeyerson.com, Inc. (the "Subsidiary"). All significant intercompany balances and transactions have been eliminated.

      During the second quarter of fiscal year ended January 31, 2002 the Company disposed of its interest in the Subsidiary through a merger with an affiliate of ViewTrade, Inc. ("ViewTrade"). Originally the Company owned approximately 54% of the Subsidiary and the financial statements through the first quarter had been reported on a consolidated basis. The Company's interest in ViewTrade Holding Corporation, the parent company of ViewTrade, after the merger, is approximately 15% and is included as an Investment-not readily marketable in the January 31, 2003 and 2002 Statements of Financial Condition.

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

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


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

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Reclassification - Certain 2001 financial statement items have been reclassified to conform to the current year's presentation.

3.    SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

      Marketable securities owned consist of investment securities at quoted market values. Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or to the company.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


3.    SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED (continued)

                                                                              January 31,
                                                                        2003               2002
                                                                   ---------------     --------------
           Securities owned, marketable:
             State and municipal obligations                       $       10,804      $   1,589,813
             Corporate stocks                                           1,280,263          2,616,370
             Other                                                         11,759              2,461
                                                                   ---------------     --------------

                                                                   $    1,302,826      $   4,208,644
                                                                   ===============     ==============

           Securities owned, not readily marketable:
             Corporate stocks                                      $      820,790      $   1,029,791
             Other                                                         20,172             56,096
                                                                   ---------------     --------------

                                                                   $      840,962      $   1,085,887
                                                                   ===============     ==============

           Securities sold but not yet purchased:
              State and municipal obligations                      $     -             $      58,598
              Corporate stocks                                            217,777          1,198,891
                                                                   ---------------     --------------

                                                                   $      217,777      $   1,257,489
                                                                   ===============     ==============


4.    FURNITURE & EQUIPMENT, AND OPERATING LEASES

      Furniture and equipment is summarized as follows:

                                                            2003                2002                2001
                                                       ----------------     --------------     ----------------
         Furniture, fixtures, equipment
           and leasehold improvements                  $  2,788,641         $ 2,789,001        $   2,899,733
         Less accumulated depreciation
            and amortization                              2,225,672           2,062,264            1,872,646
                                                       ----------------     --------------     ----------------
                                                       $    562,969         $   726,737        $   1,027,087
                                                       ================     ==============     ================

      Depreciation and amortization expenses totalled $163,768, $207,363 and $443,030 for the years ended January 31, 2003, 2002 and 2001, respectively.

      The Company signed a 15 year lease for new office space, effective August 1, 1996, and added additional space effective March 15, 1997.

      The Company leases its office equipment under various leases expiring in 2003, 2005, and 2006. Minimum annual rental and lease commitments for all office space with a remaining term of one year or more at January 31, 2003 are as follows.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


4.    FURNITURE & EQUIPMENT, AND OPERATING LEASES (continued)

                                                              Office
     Year ending January 31,                                   Space              Equipment
                                                          ----------------     -----------------
     2004                                                 $   856,410          $     56,379
     2005                                                     856,410                23,460
     2006                                                     856,410                 1,955
     2007                                                     874,836                  -
     Remainder through July 31, 2011                        4,019,668                  -
                                                          ----------------     -----------------
     Net minimum lease payments                           $ 7,463,734           $    81,794
                                                          ================     =================

      Annual aggregate office rental and equipment lease expense for the years ended January 31, 2003, 2002 and 2001 totalled $1,047,885, $928,601 and
      $1,044,700, respectively.

      Effective September 25, 2001, the Company has subleased a portion of its office space under an agreement which calls for monthly payments of $16,335. The sublease is for a term of three months with automatic renewals.


5.    DEPOSIT WITH, RECEIVABLE FROM AND PAYABLE TO CLEARING BROKER

      The Company maintains clearing agreements with Spear, Leads & Kellogg ("SLK") and Fiserv Securities, Inc., ("Fiserv"), who acquired Investec Ernst and Company's clearing business in November of 2002. Under the agreement with SLK the Company maintains a clearing deposit of $1,000,000. The Company primarily clears its proprietary equity market making activity through SLK. Under the agreement with Fiserv the Company maintains a clearing deposit of $100,000. The Company primarily clears its proprietary municipal bond business and customer transactions through Fiserv.


6.    PAYABLE TO TRADING REPRESENTATIVES

      Payable to trading representatives represents commissions earned by market makers and retail representatives. Prior to Fiscal 2001, trading representatives were required to maintain a balance with the Company equivalent to approximately twenty-five percent of their net trading positions. Any remaining balances are available for immediate withdrawal.


7.    COMPUTATION FOR DETERMINATION OF RESERVE REQUIREMENTS

      The Company will operate in accordance with the exemptive provisions of paragraph (k)(2)(ii) of SEC Rule 15c3-3. All customer transactions are cleared through SLK and Fiserv.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


8.    RELATED PARTY TRANSACTIONS

      Transactions with related parties are summarized as follows:

                                                                         Year ended January 31,
                                                                    2003           2002           2001
                                                               -------------- --------------- -------------
              Maintenance charges paid on space owned by the
              principal shareholder (included in rent
              expense)                                            $     -        $10,020        $10,020

              Rent for space which is leased in the name of
              the principal shareholder                           $     -        $11,185        $32,000

       The Company has loaned Anthony F. Dudzinski, the Company's former president, $200,000 to purchase 50,000 shares of the Company's stock. The loan matures February 21, 2004 and is non-interest bearing. The shares of the Company are pledged as collateral for the loan.


9.    SUBORDINATED LOANS

       The Company entered into a NASD approved subordinated loan agreement with SLK dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and matured on August 31, 1999 but was extended to August 31, 2003. It is subject to monthly interest payments at the rate of one half percent below the Prime Rate and is unsecured.

       The Company has entered into a NASD approved subordinated loan agreement with two stockholders. The first agreement was effective December 10, 2002 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures December 31, 2003. The second agreement was effective January 14, 2003 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures January 31, 2004.

       All of the aforementioned subordinated loans are considered debt for purposes of the debt to debt-equity ratio.


10.    NET CAPITAL REQUIREMENTS

       Pursuant to the net capital provisions promulgated under the Securities Exchange Act of 1934, as amended, the Company is required to maintain net capital as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis. At January 31, 2003, 2002 and 2001, the Company had net capital of $1,841,137, $2,618,372 and $10,020,976, respectively, and a minimum net capital requirement each year of $1,000,000. The Company's net capital ratios were 3.04, 2.46 and .70 to 1 for the years ended January 31, 2003, 2002 and 2001, respectively.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


11.    INCOME TAXES

       The Company elected to carryback its operating loss for the fiscal year ended January 31, 2002 and was able to recover approximately $2,350,000 in federal taxes previously paid during the fiscal year ended January 31, 2003. At January 31, 2003 the Company has approximately $11,095,000 in net operating losses available for carryforward. Of these losses, $4,765,000 expire in 2022 and $6,330,000 expire in 2023.

       For state income tax purposes the Company has an available operating loss carryforward of approximately $17,300,000 at January 31, 2003 of which $11,000,000 and $6,300,000 expires in 2009 and 2010, respectively.

      In accordance with FASB Statement No. 109, accounting for income taxes, the Company has a future tax benefit of its current net operating loss. The potential federal and state tax benefit if the net operating loss is fully utilized would be approximately $3,750,000 and $1,500,000, respectively. The Company has determined to provide for a full valuation allowance for the future tax benefit.

      The provision for income taxes is as follows:

                                                      Year ended January 31,
                                                2003           2002           2001
                                            -----------    -----------    -----------
      Current tax expense (benefit)

      Federal                               $   423,179    $(3,131,333)   $  (196,643)

      State                                         325         27,247        (19,556)
                                            -----------    -----------    -----------
                                            $   423,504    $(3,104,086)   $  (216,199)
                                            ===========    ===========    ===========

      Reconciliation from the statutory federal income tax rate to the effective tax rate is as follows:

                                                     Year ended January 31,
                                               2003           2002           2001
                                            ----------     ----------     ----------
      U.S. statutory rate                        (34.0)%        (34.0)%        (34.0)%

      State taxes, net of federal benefit         --             --             (6.7)

      Other                                       41.3           13.8           26.5
                                            ----------     ----------     ----------
                                                   7.3%         (20.2)%        (14.2)%
                                            ==========     ==========     ==========

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


12.    STOCK OPTIONS

       The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 3,500,000 shares of Common stock. As of January 31, 2003, 3,074,328 options have been granted under these plans. A summary of the status of the Company's stock options as of January 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

                                                    Weighted-Average   Expiration
                                          Total      Exercise Price      Dates
                                        ----------  ----------------  ------------
            Balance, January 31, 2000    1,270,520     $     2.88      3/00-12/04
            Granted                        699,689     $     4.50
            Cancelled                       (8,000)    $     7.00
            Exercised                     (107,500)    $     2.79
            Expired                       (100,000)    $     1.06
                                        ----------     ----------     ------------
            Balance, January 31, 2001    1,754,709     $     3.62      6/01-8/10
                                        ----------     ----------     ------------
            Granted                        127,389     $     0.95
            Cancelled                     (235,000)    $     4.35
            Exercised                         --       $       --
            Expired                        (55,000)    $     2.25
                                        ----------     ----------     ------------
            Balance, January 31, 2002    1,592,098     $     3.35      6/02-7/11
                                        ----------     ----------     ------------
            Granted                        633,712     $     0.47
            Cancelled                     (129,479)    $     4.56
            Exercised                         (450)    $      .66
            Expired                       (155,000)    $     2.25
                                        ----------     ----------     ------------
            Balance, January 31, 2003    1,940,881     $     2.41      3/03-7/11
                                        ==========     ==========     ============

       The disclosure requirements of SFAS 123 require companies which elect not to record the fair value of stock-based compensation awards in the Consolidated Statement of Income to provide pro forma disclosures of net income and earnings per share in the Notes to the Consolidated Financial Statements as if the fair value of stock-based compensation had been recorded. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earnings per common share of the fair value of the stock options granted and outstanding during 2003, 2002 and 2001. Based on the results of the model, the weighted-average fair value of the stock options granted was $0.53, $0.82 and $3.78 for 2003, 2002 and 2001, respectively. The weighted-average assumptions which were used for 2003, 2002 and 2001 included risk-free interest rates of 2.38%, 4.28% and 6.30% an expected life of 3.67 years, 6 years and 4.51 years, and expected volatility of 135%, 113 % and 119%, respectively. In addition, no dividends were used for the 2003, 2002 and 2001 options, respectively.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


12.    STOCK OPTIONS (Continued)

       Under the retroactive alternative to SFAS 123, the Company's 2003, 2002 and 2001 pro forma net loss would have been $6,284,955, $12,631,023 and $3,012,613 respectively, compared to actual net loss of $6,248,699, $12,227,471 and $508,272 respectively. Pro forma earnings per common share for 2003, 2002 and 2001 would have been ($0.95), ($1.92) and
       ($0.46), respectively, compared to actual earnings per common share of ($0.94), ($1.86) and ($0.08), respectively.

       Had the Company elected to expense its stock options in fiscal 2003 under the alternative to SFAS 123, net income and earnings per share would have decreased by $36,256 and $.01 per share, respectively.

       The following tables provide further details relating to the Company's stock options outstanding as of January 31, 2003:

       Stock Options

                                                                     Options Outstanding
                                                 ------------------------------------------------------------
                                                                                              Weighted-
                                                                         Weighted-             Average
                                                                          Average             Remaining
                          Range of                    Number             Exercise            Contractual
                      Exercise Prices              Outstanding             Price         Life (in years)
                 ---------------------------     -----------------     --------------    --------------------
                 Below-$1.40                         852,692           $   0.60                 4.49
                 $1.40-$2.60                         559,689               2.26                 2.49
                 $2.60-$3.80                            -                    -                    -
                 $3.80-$5.00                         150,000               4.22                 4.59
                 $5.00-$6.20                         300,000               5.71                 0.97
                 $6.20 to above                       78,500               7.05                 1.26
                                                 -----------------     --------------    --------------------

                 Balance, 1/31/2003                1,940,881            $  2.41                 3.25
                                                 =================     ==============    ====================

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


12.    STOCK OPTIONS (Continued)

       Stock Options

                                                            Options Exercisable
                                                 ------------------------------------
                                                                         Weighted-
                                                                          Average
                          Range of                    Number             Exercise
                      Exercise Prices              Exercisable             Price
                 ---------------------------     -----------------     --------------
                 Below - $1.40                       312,692           $   0.80
                 $1.40-$2.60                         559,689               2.26
                 $2.60-$3.80                            -                    -
                 $3.80-$5.00                         150,000               4.22
                 $5.00-$6.20                         300,000               5.71
                 $6.20 to above                       78,500               7.05
                                                 -----------------     --------------

                 Balance, 1/31/2003                1,400,881            $  3.15
                                                 =================     ==============


13.    COMMITMENTS AND CONTINGENT LIABILITIES

       In the normal course of business the Company enters into underwriting commitments. There were no transactions open at January 31, 2003, relating to such underwriting commitments.

       LITIGATION

       The following litigation and/or arbitration matters are pending:

       RAINBOW MEDICAL (FLORIDA)

       Harry Binder, on behalf of himself and all others similarly situated, Plaintiff, v. Rainbow Medical Inc., Rainbow Pediatrics, Inc., M.H. Meyerson & Co., Inc., Hugo D. Goldstraj, M.D, Marcela C. Goldstraj, M.D., Roberto P. Novo, M.D., Sandra R. Giblin, Martin Leventhal, Gina Bertinelli, Defendants, Circuit Court of the Eleventh Judicial Circuit, Miami Dade, Florida, Case No. 00-24851 CA.

       On September 19, 2000, plaintiff commenced a class action lawsuit alleging that the class, consisting of all investors who purchased investment units in Rainbow Medical, Inc. ("Rainbow") in a $2.5 million private placement offering in June 1997, purchased units which became worthless when, after the offering closed, certain officers and inside directors of Rainbow, specifically defendants Hugo D. Goldstraj, M.D., Marcela C. Goldstraj, M.D., and Roberto P. Novo, M.D., looted Rainbow and stole the proceeds of the offering. The Company was the placement and selling agent for the private placement. Martin Leventhal, C.P.A., a director of the Company became an outside director of Rainbow after the offering closed.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001

13.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

      On July 19, 2001, plaintiff Harry Binder, as the putative class representative, filed a motion to have the lawsuit certified as a class action. On December 11, 2001, the Trial Court issued an Order denying the motion. Plaintiff appealed the Court's Order denying class certification. On November 27, 2002, the Third District Court of Appeal, Florida issued a decision affirming the Trial Court's denial of class certification. Accordingly, the only claims that now remain in the case are plaintiff's individual claims, which seek damages of $37,500, together with interest and attorney's fees. The Company intends to defend itself vigorously against any litigation by plaintiff of his individual claims.

      HIGHTOWER

      Fred D. Hightower, Lawrence J. Kelly, David Kramer, Neal Lisann, Ronald Nilsen, Carolyn Nilsen, Richard Pizitz, Alfred Schwimmer, and John Rivi, on behalf of themselves and all others similarly situated, Plaintiffs, v. M.H. Meyerson & Co., Inc. Ronald Heller, David Nagelberg, Martin Leventhal and John Does 1-50, Defendants, Superior Court of New Jersey, Hudson County, Law Division, Docket No. L-3876-02.

      On June 6, 2002, the plaintiffs commenced a class action lawsuit in New Jersey alleging virtually the same claims that are alleged in the Binder lawsuit in Florida, which is discussed above. Claims include misrepresentation and omissions in the Rainbow Offering Memorandum concerning the financial condition of Rainbow, a failure to disclose pending litigation, and a failure to ensure that Rainbow performed specific corporate actions after the close of the Offering concerning the use of the proceeds for intended purposes and the listing of Rainbow's stock. In addition to the Company and Leventhal, the plaintiffs in this New Jersey lawsuit have also named as defendants Ronald Heller and David Nagelberg, who were involved with the June 1997 Private Placement on behalf of the Company.

      The defendants moved to stay or dismiss the case because of the pendancy of the identical Binder case in Florida. Plaintiffs then moved for class certification and defendants opposed that motion. After the Florida Appeals Court in the Binder Florida lawsuit affirmed the trial court's denial of plaintiff's class certification motion in that case, the New Jersey Court in the Hightower case held that the defendants motion to stay the case was moot. The defendants then moved to dismiss the Hightower complaint for failure to state a valid claim.

      The New Jersey Court held a hearing on the motion on February 20, 2003 and denied plaintiffs' motion for class certification, without prejudice to a renewal of that motion after completion of discovery. The New Jersey Court also denied defendants' motion to dismiss, without prejudice to defendants' right to move for summary judgment upon completion of discovery. Defendants believe that the allegations of wrongdoing are meritless, and will defend against all claims vigorously.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


13.    COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

       FEDERAL SECURITIES CLAIMS (NEW JERSEY)

       In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 div. 2724.

       On June 6, 2002, the plaintiff (who is also the plaintiff in the Florida lawsuit discussed above) filed a Class Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are directors of the Company. Plaintiffs allege fraud claims under the federal securities law relating to the Company's disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company's subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc. and a litigation arising from eMeyerson's termination of that agreement, and other matters. Plaintiffs seek damages in excess of $15 million for the alleged class.

       Subsequently, a virtually identical class action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung v. M.H. Meyerson & Co., Inc., et al., United States District Court of New Jersey, 02 Civ. 3622. On September 24, 2002, the District Court consolidated the two cases under the caption, "In re M.H. Meyerson & Co. Securities Litigation," Master File No. 02-CV-2724. The plaintiffs have served an Amended Complaint, which repeats the allegations of the initial pleading.

       The defendants believe that the allegations are meritless and fail to state legally valid claims. The Company has filed a motion to dismiss all claims in the amended complaint, and intends to contest the allegations of wrongdoing vigorously.

       C.V.I. GROUP V. M.H. MEYERSON & CO., INC. AND BEAR STEARNS & CO., INC.

       In May 1999, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and its then clearing agent, Bear Stearns & Co., Inc. ("Bear Stearns"). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $.25 per share. This claim is partially covered by the Company's Broker/Dealer Errors and Omissions Policy for net of $1,000,000.

       The Company denied all liability and asserted that the transfer of the shares were authorized and duly executed by each of the claimant entities, EMES, SLR, and Ontario, to Global Financial. Each of EMES, SLR, and Ontario, in its respective Power of Attorney, appointed Global Financial as its agent and attorney-in-fact with full and unlimited power and authority to buy, sell, assign, endorse, and transfer all securities of any nature standing anywhere in the name, respectively, of EMES, SLR, and Ontario. Claimants sent copies of each of the Powers of Attorney to the Company to facilitate the transfer of the shares to Global Financial.

       The evidence showed that claimants did not send a revocation of the Power of Attorney until January 27, 2000 - three days after the shares were transferred. Moreover, the Power of Attorney specifically stated that any revocation is ineffective as to any transaction that was initiated before a revocation. This matter was arbitrated in Buffalo, New York on October 15-17, 2001.

                           M. H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


13.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

      On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns Securities Corp. The award was joint and several against both firms. Bear Stearns Securities Corp. may attempt to assert a cross claim against the Company for its share of such damages relying on the indemnification provisions of the clearing agreement. The Company has filed a pending complaint in the federal district court of New Jersey in which it seeks to vacate the decision in its entirety alleging violation of several legal issues. The Claimants removed the proceeding to the United States District Court, District of New Jersey.

      While both the management of the Company and its legal counsel reasonably anticipate a favorable outcome from the complaint, due to the fact that the $5,000,000 arbitration award has very limited grounds for being successfully overturned on appeal, the Company has recorded the $5,000,000 adverse award as a liability in the financial statements. The Company has a Securities Broker/Dealer's Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. The Company has recorded a $1,000,000 insurance receivable in the financial statements.

      EMEYERSON.COM, INC.

      Two plaintiffs filed federal securities fraud claims against the Company and certain affiliated or related parties, arising from plaintiff's private placement purchase of $300,000 in stock of eMeyerson.com Inc. that was then a subsidiary of the Company. The lawsuit was filed in the United States District Court, District of New Jersey, Hemphill v. Meyerson, Civ. No. 01-5134. Plaintiffs alleged that defendants failed to disclose material facts concerning, inter alia, eMeyerson's ownership of stock in a vendor company that was under contract to develop for eMeyerson an electronic trading platform. Defendants moved to dismiss the complaint.

      On April 25, 2002, the District Court granted defendants' motion and dismissed the complaint with prejudice and without leave to replead. The plaintiffs appealed the District Court's order to the United States Court of Appeals for the Third Circuit. The Court of Appeals has affirmed the District Court's order and has entered a Final Judgment dismissing the case.

      OPTOMEDIC MEDICAL TECHNOLOGIES LTD.

      An action styled as a class action has been initiated against Optomedic Medical Technologies Ltd. ("Optomedic"), an executive officer of Optomedic and against the Company in connection with its underwriting in June 1998 of Optomedic securities. The Company believes that plaintiffs have filed a deficient pleading, and has made a motion to dismiss the plaintiff's complaint. The court has had the Company's motion since June 2000 but has not yet indicated its decision. The accountants for Optomedic have not been joined by counterclaim to the action but the Company has reserved its right to do so. Following the court's response to its motion, to the extent that the matter or any portion thereof remains pending, the Company intends to depose various parties to prove its defense and to defend itself vigorously against plaintiff's claims.

                            M H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001


13.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

      MISCELLANEOUS

      From time to time, certain of the past and present officers, directors and employees have been named as parties in lawsuits, securities arbitration and administrative claims. These past and present officers, directors and employees are currently the subject of proceedings that are in their initial stages. In the opinion of management, based upon consultation with legal counsel, the Company is not currently a party to any other legal or arbitration proceeding not already disclosed, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on its business, financial condition and operating results.

      Dissatisfied customers of the Company's broker-dealer clients may complain to the NASD or the SEC who may investigate those complaints. These complaints may even rise to the level of arbitration or disciplinary action. In addition, the securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and the Company's ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of no other SEC or NASD review, or NASD arbitration that would have a materially adverse impact on the Company's business, financial condition and operating results.


14.   401(K) SAVINGS PLAN

      Employees of the Company may participate in a 401(K) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made no contributions to the plan for the years ended January 31, 2003, 2002 or 2001.


15.   STOCK ISSUANCE AND MANAGEMENT CHANGE

      In January 2003 the Company's board of directors appointed a new President, Chief Executive Officer and Co-Chairman of the board, John P. Leighton. Mr. Leighton was issued 750,000 shares of the Company's stock in connection with his employment agreement. The 750,000 shares were valued at the closing price of the Company's stock at the signing of Mr. Leighton's agreement and subsequent amendment to the agreement. A value of $397,500 of compensation expense has been recorded in the financial statements. As the marketability of these shares is conditional and based upon certain subsequent events, the treatment for tax purposes may be subject to further criteria and have an effect on subsequent periods.

      Mr. Leighton has assembled a new management team in order to reorganize the Company. In one form or another this team spent nearly five years together at Knight Securities, L.P., the largest Nasdaq market maker. Mr. Leighton and the new management team have implemented a plan to redirect the Company's market making operations to obtain a greater market share in the Nasdaq Small Cap and OTC Bulletin Board markets. The new management team believes strongly that this

                            M H. MEYERSON & CO., INC.
             Notes to Consolidated Financial Statements (Continued)
                         January 31, 2003, 2002 and 2001

15.   STOCK ISSUANCE AND MANAGEMENT CHANGE (Continued)

      new business model will reverse the significant operating losses the Company has incurred in the past two fiscal years.

      The new management team has implemented plans to raise additional capital for the Company. Effective January 14, 2003, Mr. Leighton has contributed $500,000 in the form of a subordinated note (See Note 9) to the Company. Certain members of this new management team purchased 200,000 shares of Common Stock for an aggregate purchase price of $100,000. In February and March of 2003 the Company raised additional capital from members of the new management team and other employees by issuing shares of Common Stock for an aggregate purchase price of $638,753.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                            PART III

Item 10. Directors and Executive Officers of the Registrant.

The executive officers, directors and key employees of the Company are as follows:


         Name                Age           Position with Company
         ----                ---           ---------------------
John P. Leighton              47            Chairman, President, Chief Executive
                                            Officer and Director

Michael T. Dorsey             47            Executive Vice President, General
                                            Counsel, Director of New Product
                                            Development and Director

Jeffrey M. Hoobler            47            Executive Vice President, Chief
                                            Operating Officer and Director

Timothy M. Demarest           42            Executive Vice President and Chief
                                            Technology Officer

Mark Neiderfer                45            Senior Vice President and Manager of
                                            Broker-Dealer Equity Sales

Michael B. Silver             33            Senior Vice President and Manager of
                                            OTC Market Making

Jeffrey E. Meyerson           37            Vice President, Trading and Director

Mark D. Goldsmith             59            Chief Financial Officer and Treasurer

Bertram Siegel                64            Director

Martin Leventhal              65            Director

Alfred T. Duncan              58            Director


BIOGRAPHICAL INFORMATION

John P. Leighton, Chairman, Chief Executive Officer, President and Director

Mr. Leighton became Co-Chairman, Chief Executive Officer and a Director of the Company in January 2003. Later in January 2003, he was named President and in April 2003 he became Chairman of the Company. From November 2000 until joining the Company, Mr. Leighton was a private investor. From March 1995 to November 2000, Mr. Leighton was Executive Vice President, Managing Director Global Institutional Sales at Knight Securities, L.P., a broker-dealer. Mr. Leighton received a B.S. from Niagara University.

Michael T. Dorsey, Executive Vice President, General Counsel, Director of New Product Development and Director

Mr. Dorsey became Executive Vice President, General Counsel, Director New Product Development and a Director of the Company in January 2003. From March 1998 until joining the Company, Mr. Dorsey served as General Counsel, Corporate Secretary, Director of Compliance and Director of Legislative and Regulatory Affairs at Knight Trading Group, Inc. Mr. Dorsey received a B.S.B.A. from St. Louis University, a J.D. from the University of Missouri - Columbia, and an LL.M. from Georgetown University Law Center.

Jeffrey M. Hoobler, Executive Vice President, Chief Operating Officer and
Director

Mr. Hoobler became Executive Vice President and Chief Operating Officer of the Company in January 2003. From July 1997 through September 2001 and from July 2002 until joining the Company, Mr. Hoobler served as Senior Vice President with responsibility, among other areas, for Institutional eCommerce Sales, Restricted Equities, and Sponsored Access for Institutions at Knight Securities, L.P., a subsidiary of Knight Trading Group, Inc. Mr. Hoobler received a B.S. from the United States Naval Academy.

Timothy M. Demarest, Executive Vice President and Chief Technology Officer

Mr. Demarest became Executive Vice President and Chief Technology Officer of the Company in February 2003. From September 2002 until joining the Company, he served as Chief Information Officer of Radianz, a provider of secure IP network services to the financial industry. From April 2000 through September 2001, Mr. Demarest served as Senior Vice President and U.K. European Chief Information Officer for Knight Securities International Ltd., a subsidiary of Knight Trading Group, Inc. From May 1996 through March 2000, he served as Senior Vice President and Chief Information Officer of Knight Securities, L.P., a subsidiary of Knight Trading Group, Inc. Mr. Demarest received his Bachelor of Business Administration from the George Washington University.

Mark Neiderfer, Senior Vice President and Manager of Broker-Dealer Equity Sales

Mr. Neiderfer became Senior Vice President and Manager of Broker-Dealer Equity Sales of the Company in January 2003. From 1996 until joining the Company, Mr. Neiderfer served as Senior Vice President, Broker-Dealer Sales Manger at Knight Securities, L.P., a subsidiary of Knight Trading Group, Inc. He received a B.A. from Syracuse University.

Michael B. Silver, Senior Vice President and Manager of OTC Market Making

Mr. Silver became Senior Vice President and Manager of OTC Market Making of the Company in January 2003. From 2001 until joining the Company, he was Senior Vice President of NASDAQ Trading at Jeffries & Co. He served as Vice President of Market Making at Knight Securities, L.P, a subisidiary of Knight Trading Group, Inc. from 1995 through 2001. He received a degree in Accounting from West Virginia University.

Jeffrey E. Meyerson, Vice President, Trading and Director

Jeffrey E. Meyerson has been with the Company since 1987. He became Vice President of the Trading Department in 1989. From 1999 through 2001, he was President and Chief Executive Officer of eMeyerson.com Inc. He received an Economics/Management degree from Ithaca College in 1987. Mr. Meyerson became a Director of the Company in 1993.

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

Bertram Siegel, Director

Bertram Siegel became a Director of the Company in 1994. Mr. Siegel is a partner in the law firm of Siegel and Siegel, and was a member of the Board of Directors of Bio Metallics, Inc. from 1987 through 1990. He is a member of the New Jersey and Bergen County Bar Associations, and received his Juris Doctor degree from Rutgers, the State University of New Jersey in 1963.

Martin Leventhal, Director

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

Alfred T. Duncan, Director

Alfred T. Duncan has been an independent management consultant since 1992, specializing in financial management for small growth firms. Prior to 1992, he held numerous senior positions with Commodore International, Ltd. including General Manager of Latin America and Eastern Europe (1990-1991) and General Manager of U. S. operations (1987-1990). He was President and Chief Executive Officer of Victor Technologies (1986-1987) and has held financial management positions with A. M. International, Abbott Laboratories, First National Bank of Chicago, and Ford Motor Company. He was Executive Vice President and Chief Financial Officer of On Site Sourcing Inc. (1998-2000) and Chief Financial Officer of the New Jersey Devils Franchise of the National Hockey League (1997-1998). He received an M.B.A. degree from Harvard University in 1972 and a B.S.C.E. degree from Duke University in 1965.

Directors currently receive options to purchase 7,500 shares of the Company's Common Stock annually. Immediately following the next annual meeting of shareholders of the Company, Directors will receive options to purchase 20,000 shares of the Company's Common Stock annually. Outside Directors are compensated $20,000 per year for service on the Board of Directors. Employee Directors have waived their right to be compensated for attending meetings of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the fiscal year ended January 31, 2003, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Form 3 and Form 4 except for the following filings: Messrs. Demarest, Hoobler and Silver's initial filings on Form 3 were inadvertently filed late and Mr. Silver inadvertently filed a Form 4 late. Neither of Messrs. Demarest and Hoobler own any shares of Common Stock.

Item 11. Executive Compensation.

The following table sets forth as of the years ended January 31, 2003, 2002, and 2001 the compensation we paid for services rendered in all capacities to the Company's Chairman and all executive officers whose compensation exceeded $100,000 during these years:

                                                                                                     Long Term
                                                                                                     Compensation
                                                                                                     Securities
                                                        Fiscal                                       Underlying
       Name and Principal Position                       Year            Salary          Bonus       Options/SARS(#)
Martin H. Meyerson, Co-Chairman                          2003               $   -           $   -               -
                                                         2002             100,000               -           1,513
                                                         2001             600,000         200,000          24,000

Kenneth J. Koock, Vice Chairman (1)                      2003              44,400               -             444
                                                         2002             279,858               -           2,751
                                                         2001           1,307,558               -           1,500

Eugene M. Whitehouse, Senior Vice President
and Chief Operating Officer (2)                          2003                   -               -               -
                                                         2002             169,234               -          76,238
                                                         2001             177,002          75,000          24,354

Jeffrey E. Meyerson, Vice President, Trading             2003             157,361               -         101,501
                                                         2002             167,361               -               -
                                                         2001             336,578               -          24,000

Mark D. Goldsmith, Treasurer and Chief Financial         2003             153,379               -          26,238
Officer (3)

John P. Leighton, Co-Chairman, Chief Executive
Officer and President (4)                                2003                   -               -               -

Jeffrey M. Hoobler, Senior Vice President,               2003              13,846               -          75,000
Managing Director of Sales and Marketing (5)

     (1)  Mr. Koock resigned his employment with the Company on March 21, 2003.

     (2)  Mr. Whitehouse passed away on January 10, 2002.

     (3)  Mr. Goldsmith commenced employment with the Company on March 1, 2002.

     (4) Mr. Leighton commenced employment with the Company on January 14, 2003. No compensation was paid during the fiscal year ended January 31, 2003. Based on Mr. Leighton's compensation arrangements, he would have been named in the Summary Compensation Table had he been employed for the last full fiscal year.

     (5) Mr. Hoobler commenced employment with the Company on January 14, 2003. Based on Mr. Hoobler's compensation arrangements, he would have been named in the Summary Compensation Table had he been employed for the last full fiscal year.


This table does not specify "other compensation" since it is the lesser of either $50,000 or 10% of the total salary and bonus reported for each officer. Mr. Koock does not receive a base salary. His compensation is based on commissions earned. Mr. Whitehouse and Mr. Jeffrey Meyerson earned compensation based on commissions earned in addition to their contracted salary and incentive amounts.

                        OPTION GRANTS IN LAST FISCAL YEAR

                             Number of     % of Total
                             Securities    Options                                         Potential Realizable Value at
                             Underlying    Granted to          Exercise                   Assumed Annual Rates of Stock
                             Options       Employees in        Price         Expiration   Price Appreciation for Option Term
Name                         Granted       Fiscal Year         ($/sh)        Date              5%($)           10%($)
Martin H. Meyerson                 -               -            -             -                  -                -
Kenneth J. Koock                   444            0.1          $.41          1/1/08              232             293
Eugene M. Whitehouse               -               -            -             -                  -                -
Jeffrey E. Meyerson            100,000           17.0          $.43          1/8/08           54,880          69,252
Jeffrey E. Meyerson              1,501            0.3          $.41          1/1/08              785             991



John P. Leighton                    -              -            -               -                 -               -
Jeffrey M. Hoobler              75,000           12.7          $.48          1/14/08          45,946          57,978
Mark D. Goldsmith                1,238            0.2          $.41          1/1/08              648             817
Mark D. Goldsmith               25,000            4.2          $.43          1/8/08           13,720          17,313

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


         There were no option exercises during the fiscal year ended January 31, 2003 by the executive officers named in the Summary Compensation Table. The following table contains information concerning the number and value, at January 31, 2003 of unexercised options held by executive officers named in the Summary Compensation Table:

                                   Number of Securities Underlying       Value of Unexercised In-the-Money
                                   Unexercised Options at FY-End(#)      Options at FY-End ($)
Name                               (Exercisable/Unexercisable)           (Exercisable/Unexercisable)
Martin H. Meyerson                              239,604/0                                 560/0
Kenneth J. Koock                                299,921/0                              18,568/0
Jeffrey E. Meyerson                        27,128/100,000                          1,477/60,000
John P. Leighton                                      0/0                                   0/0
Jeffrey M. Hoobler                               0/75,000                              0/41,250
Mark D. Goldsmith                            1,238/25,000                            768/15,000

         The following table sets forth information as of January 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company's Common Stock are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                 Number of securities
                                                                                                remaining available for
                                                                                                 future issuance under
                                            Number of securities to      Weighted-average         equity compensation
                                            be issued upon exercise      exercise price of         plans (excluding
                                            of outstanding options,    outstanding options,     securities reflected in
                                              warrants and rights       warrants and rights           column (a))

                       Plan category                  (a)                       (b)                       (c)
                 Equity compensation plans
                 approved by security
                 holders                               1,940,881                      $2.41                 414,840

                 Equity compensation plans
                 not approved by security
                 holders                                       0                       N/A                        0
                           Total                       1,940,881                      $2.41                 414,840

The above table does not include a Stock Purchase Warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $.40 per share issued to John P. Leighton on January 14, 2003 (the "Warrant"). The Warrant will be submitted to the shareholders of the Company for their approval at the next Annual Meeting of Shareholders.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with John Leighton and Jeffrey M. Hoobler.

         John P. Leighton is employed as Chief Executive Officer. The agreement provides for base compensation of $450,000 for the first year of the agreement and $675,000 per year for the second and third years of the agreement. The agreement expires in January 2006. Mr. Leighton is eligible, during the term of the agreement, to receive a semi-annual cash bonus, subject to the Company's achieving certain pre-tax earnings, of 11% of the Company's pre-tax earnings. Mr. Leighton is also eligible to receive a performance bonus of $1,000,000 of the Company's revenues during any 12-month period during the term of the agreement are equal to or greater than $50,000,000 (but less than $100,000,000) and the Company has pre-tax profit of $3,000,000 for such period. Mr. Leighton can only receive such performance bonus for reaching the $50,000,000 target once during the term of the agreement. If Mr. Leighton receives the $1,000,000 performance bonus, he will be eligible to receive an additional $2,000,000 performance bonus whenever the Company's revenues during any 12-month period during the term of the agreement exceed $100,000,000 and the Company has $5,000,000 pre-tax profit for such period. Mr. Leighton can only receive such additional performance bonus for reaching the $100,000,000 target once during the term of the agreement. Pursuant to the agreement, Mr. Leighton was issued 750,000 shares of Common Stock. Mr. Leighton was also issued a warrant to purchase 1,000,000 shares of Common Stock.

         During the term of the agreement, if Mr. Leighton introduces the Company to an unaffiliated third-party which consummates an acquisition transaction with the Company resulting in a change of control, Mr. Leighton shall upon the consummation of such transaction, as compensation for such introduction, pay Mr. Leighton in addition to all compensation provided for in the agreement and the acceleration of the warrants then held by Mr. Leighton, an aggregate sum of (i) $600,000 and (ii) the sum determined by multiplying (x) the number of unexercised warrants then held by Mr. Leighton, whether vested or not, by (y) the difference between (A) the per share price paid in the transaction (or the fair market value of the non-cash consideration paid if the purchase price is not paid in cash) and (B) the average closing price of the Common Stock for the last 45 days prior to the consummation of the transaction. Upon payment of the amounts set forth above and any other amounts then due Mr. Leighton under the agreement, with the consent of the acquiring entity, the agreement shall cease to have any further binding effect.

         If payment or accrual for payment of the amount due Mr. Leighton pursuant to an incentive bonus or a performance bonus would cause the Company to have less than $1,500,000 in Net Capital (as defined by the rules promulgated under the Securities Exchange Act of 1934, as amended), the Company is only required to pay Mr. Leighton, or accrue for payment, such amount of the incentive bonus or performance bonus as would allow the Company to maintain Net Capital of not less than $1,500,000 and the balance of such incentive bonus or performance bonus will be forfeited by Mr. Leighton.

         Notwithstanding the above, in no event shall Mr. Leighton's aggregate annual cash compensation exceed 50% of the Company's pre-tax earnings for any given year during the term of the agreement.

         If Mr. Leighton's agreement is terminated without cause, (i) the Company will pay Mr. Leighton all base salary that would have been paid to him if he completed the term of the agreement, (ii) Mr. Leighton will be entitled to payment of the incentive bonus if the applicable pre-tax earnings target is met;
(ii) Mr. Leighton will be entitled to payment of a performance bonus if the required revenues targets are achieved, and (iv) the Warrants will be fully vested. Notwithstanding the foregoing, the Company may satisfy its obligations to Mr. Leighton by paying him a lump sum of $1,500,000.

         Jeffrey M. Hoobler is employed as Executive Vice President and Chief Operating Officer. The agreement provides for base compensation of $400,000 per year. The agreement expires in January 2005. In the event the Company terminates, without cause, Mr. Hoobler, he shall receive the full salary for the remaining term of the agreement if Mr. Hoobler provides the Company with a release. If Mr. Hoobler does not provide the Company with a release, he will receive only salary earned but not paid as of the date of such termination without cause.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company, as of April 15, 2003, relating to the beneficial ownership of shares of Common Stock by each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; each director; and all executive officers and directors as a group.

                    Name and Address of                 Number of Shares       Percent of Shares
                     Beneficial Owner                  Beneficially Owned      Beneficially Owned
       John P. Leighton                                         3,332,181                    36.8

       Martin H. Meyerson                                       1,189,274                    13.2

       Jeffrey E. Meyerson                                        620,761                     7.0

       Kenneth J. Koock                                           392,546                     4.3

       Michael T. Dorsey                                          250,000                     2.8

       Martin Leventhal                                           205,000                     2.3

       Estate of Eugene M. Whitehouse                                   0                     n/a

       Bertram Siegel                                              72,400                       *

       Alfred T. Duncan                                            37,500                       *

       Jeffrey M. Hoobler                                          37,500                       *

       Mark D. Goldsmith                                            9,738                       *

       All  directors  and  executive  officers as a            4,170,414                    43.4
       group (12 people)

----------
* Less than 1%

The number of shares beneficially owned by John P. Leighton includes (i) 1,189,274 shares of Common Stock that Mr. Leighton may acquire from Martin H. Meyerson upon the exercise of a right of first refusal granted to Mr. Leighton by Mr. Meyerson (the "Right of First Refusal") and (ii) 2,404,404 shares of Common Stock (including the 1,189,274 shares of Common Stock referred to in clause (i) above) over which Mr. Leighton has shared voting power. The number of shares beneficially owned by Mr. Leighton does not include 1,000,000 shares of Common Stock which may be acquired by Mr. Leighton pursuant to a Warrant which will be submitted to shareholders for approval later this year.

The number of shares beneficially owned by Martin H. Meyerson includes 239,604 shares of Common Stock issuable upon exercise of currently exercisable options but does not include 150,000 shares of Common Stock owned by a trust for the benefit of members of his family. The shares beneficially owned by Mr. Meyerson are subject to (i) the Right of First Refusal and (ii) a voting agreement.

The number of shares beneficially owned by Jeffrey E. Meyerson includes 61,128 shares of Common Stock issuable upon exercise of currently exercisable options, 81,300 shares of Common Stock in an IRA account for the benefit of Mr. Meyerson and 150,000 shares of Common Stock owned by a trust for the benefit of members of Martin H. Meyerson's family. Mr. Meyerson is a trustee of such trust. The shares beneficially owned by Mr. Meyerson (including the 150,000 shares of Common Stock owned by the trust described above) are subject to a voting agreement.

The number of shares beneficially owned by Michael T. Dorsey includes 50,000 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Kenneth J. Koock includes 299,921 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Martin Leventhal includes 55,000 shares of Common Stock issuable upon exercise of currently exercisable options and 150,000 shares of Common Stock owned by a trust for the benefit of members of Martin H. Meyerson's family. Mr. Leventhal, along with Jeffrey E. Meyerson, is a trustee of such trust.

The number of shares beneficially owned by Bertram Siegel includes 22,500 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Alfred T. Duncan includes 37,500 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Jeffrey M. Hoobler includes 37,500 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Mark D. Goldsmith includes 9,738 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by all of our officers and directors as a group includes 822,891 shares of Common Stock issuable upon exercise of currently exercisable options.

Unless otherwise stated, the business address of each of the named individuals in this table is c/o M.H. Meyerson & Co., Inc., 525 Washington Boulevard, Jersey City, New Jersey 07310.

Item 13. Certain Relationships and Related Transactions.

Information regarding relationships and related transactions is disclosed in the notes to financial statements included in Item 8 of this Report.

Item 14.  Controls and Procedures.

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


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits:

Reference is made to Item 8 for a list of the financial statements included in this Report.

Exhibit Number                         Description of Exhibit
           3.1       Articles of Incorporation                              (1)

           3.2       By-Laws                                                (1)

           4.1       Common Stock Specimen                                  (1)

          10.1       Employment Agreement between the Company and Martin    (1)
                     H. Meyerson

          10.4       Letter Agreement, dated as of January 14, 2003, by     (2)
                     and between M.H. MEYERSON & CO., INC. and John P.
                     Leighton

          10.5       Employment Agreement, dated as of January 14, 2003,    (2)
                     by and between M.H. MEYERSON & CO., INC. and John P.
                     Leighton

          10.6       Option Agreement, dated as of January 14, 2003, by     (2)
                     and between M.H. MEYERSON & CO., INC. and John P.
                     Leighton

          10.7       Stock Purchase Warrant dated as of January 14, 2003,   (2)
                     issued by M.H. MEYERSON & CO., INC. to John P.
                     Leighton

          10.8       First Amendment, dated as of January 30, 2003, to      (3)
                     Letter Agreement, dated as of January 14, 2003, by
                     and between M.H. MEYERSON & CO., INC. and John P.
                     Leighton

          10.9       First Amendment, dated as of January 30, 2003, to      (3)
                     Employment Agreement, dated as of January 14, 2003,
                     by and between M.H. MEYERSON & CO., INC. and John P.
                     Leighton

         10.10       Termination of Option Agreement, dated as of January   (3)
                     30, 2003, by and between M.H. MEYERSON & CO., INC.
                     and John P. Leighton

            11       Calculation of Earnings Per Share of the Company

            23       Consent of Independent Auditors

          99.1       Certification of Periodic Report by Chief Executive
                     Officer

          99.2       Certification of Periodic Report by Chief Financial
                     Officer

-------------
     (1) Incorporated herein by reference from the Registration Statement (Reg. No. 33-70566) filed by the Company on Form SB-2.

     (2) Incorporated herein by reference from the Report on Form 8-K filed by the Company on January 23, 2003.

     (3) Incorporated herein by reference from the Report on Form 8-K filed by the Company on February 19, 2003.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2003:

On January 23, 2003, a Form 8-K was filed by the Company under Item 5 "Other Events and Regulation FD Disclosure."

On February 19, 2003, a Form 8-K was filed by the Company under Item 5" Other Events and Regulation FD Disclosure."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       M. H. MEYERSON & CO., INC.
                                         (Registrant)


                                       By:  /s/ John P. Leighton
                                          ----------------------------------
                                          John P. Leighton
                                          Chief Executive Officer and President

Date:  May 1, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                 Title                         Date
     ---------                                 -----                         ----

/s/ John P. Leighton                  Chairman, Chief Executive           May 1, 2003
--------------------                  Officer, President and Director
John P. Leighton                      (Principal Executive Officer)

/s/ Michael T. Dorsey                 Executive Vice President, General   May 1, 2003
----------------------                Counsel, Director of New Product
Michael T. Dorsey                     Development and Director

/s/ Jeffrey M. Hoobler                Executive Vice President,           May 1, 2003
----------------------                Chief Operating Officer and
Jeffrey M. Hoobler                    Director

/s/ Mark Goldsmith                    Treasurer and Chief Financial       May 1, 2003
------------------                    Officer (Principal Financial
Mark Goldsmith                        Officer)

/s/ Jeffrey E. Meyerson               Vice President, Trading and         May 1, 2003
-----------------------               Director
Jeffrey E. Meyerson

/s/ Bertram Siegel                    Director                            May 1, 2003
------------------
Bertram Siegel

/s/ Martin Leventhal                  Director                            May 1, 2003
--------------------
Martin Leventhal

/s/ Alfred T. Duncan                  Director                            May 1, 2003
--------------------
Alfred T. Duncan

                                 CERTIFICATIONS

I, John P. Leighton, certify that:

     1. I have reviewed this annual report on Form 10-K of M.H. MEYERSON & CO., INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in any other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 1, 2003


         /s/ John P. Leighton
         Chief Executive Officer

                                 CERTIFICATIONS

I, Mark D. Goldsmith, certify that:

     1. I have reviewed this annual report on Form 10-K of M.H. MEYERSON & CO., INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in any other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 1, 2003


         /s/ Mark D. Goldsmith
         Chief Financial Officer