Form 10-Q
period 2003-04-30
MEYERSON M H & CO INC /NJ/
filed 2003-06-16
CIK 913781

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

0-23410

COMMISSION FILE NUMBER

M.H. MEYERSON & CO., INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY

(State or other jurisdiction of incorporation or organization)

13-1924455

(I.R.S. Employer Identification Number)

525 Washington Boulevard, Jersey City, NJ 07310

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (201) 459-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 30, 2003 the number of shares outstanding of the Registrant’s Common Stock was 8,802,423.

M.H. MEYERSON & CO., INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended April 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

M.H. MEYERSON & CO., INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended April 30,
	2003	2002
Revenues
Net trading revenues	$1,869,948	$2,382,687
Commissions and fees	394,558	185,655
Interest and other	81,496	18,429

Total revenues	2,346,002	2,586,771

Expenses
Employee compensation and benefits	1,430,036	1,450,578
Communications and data processing	945,976	707,765
Execution and clearance fees	548,992	473,428
Professional fees	215,889	213,346
Occupancy and equipment rentals	271,282	271,074
Business development	103,970	89,374
Depreciation and amortization	45,190	54,076
Other expenses	715,459	396,674

Total expenses	4,276,794	3,656,315

Loss before income taxes	(1,930,792)	(1,069,544)
Income tax expense (Note 5)	0	423,179

Net loss	$(1,930,792)	$(1,492,723)

Basic earnings per share	$(0.24)	$(0.23)

Diluted earnings per share	$(0.24)	$(0.23)

Shares used in basic earnings per share calculations	8,172,446	6,606,514

Shares used in diluted earnings per share calculations	8,172,446	6,606,514

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

M.H. MEYERSON & CO., INC.

STATEMENTS OF FINANCIAL CONDITION

	April 30, 2003	January 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$310,038	$961,465
Securities owned, held at clearing brokers, at market value	1,407,438	1,302,826
Receivables from brokers and dealers	4,922,905	4,661,093
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	517,779	562,969
Investments	840,962	840,962
Receivables from trading personnel	1,053,737	930,139
Insurance recovery	1,000,000	1,000,000
Other assets	266,479	261,362

Total assets	$10,319,338	$10,520,816

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$384,215	$217,777
Accrued compensation expense	215,290	254,683
Accounts payable, accrued expenses and other liabilities	348,444	348,710
Accrued NASD arbitration award	5,000,000	5,000,000

Total liabilities	5,947,949	5,821,170

Subordinated loans	3,000,000	3,000,000
Stockholders’ equity
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,802,423 shares issued and outstanding at April 30, 2003 and 7,531,964 shares issued and outstanding at January 31, 2003	88,024	75,320
Additional paid-in capital	13,813,764	12,223,933
Retained earnings	(12,530,399)	(10,599,607)

Total stockholders’ equity	1,371,389	1,699,646

Total liabilities and stockholders’ equity	$10,319,338	$10,520,816

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

M.H. MEYERSON & CO., INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended April 30,
	2003	2002
Cash flows from operating activities
Net loss	$(1,930,792)	$(1,492,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,190	54,076
Change in assets and liabilities
(Increase) decrease in:
Receivable from brokers and dealers	(261,812)	490,273
Securities owned, held at clearing brokers at market value	(104,612)	1,596,570
Receivables from trading personnel	(123,598)	(148,599)
Other assets	(5,117)	880,518
Increase (decrease) in operating liabilities
Securities sold, not yet purchased	166,438	(530,097)
Accrued compensation expense	(39,393)	(223,876)
Accounts payable, accrued expenses and other liabilities	(266)	(718,222)

Net cash used in operating activities	(2,253,962)	(92,080)

Cash flows from investing activities
Investments	0	10,000

Net cash used in investing activities	0	10,000

Cash flows from financing activities
Common stock sold	1,588,152	0
Stock options exercised	14,383	0

Net cash provided by financing activities	1,602,535	0

Net decrease in cash and cash equivalents	(651,427)	(82,080)
Cash and cash equivalents at beginning of period	961,465	851,343

Cash and cash equivalents at end of period	$310,038	$769,263

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,856	$16,144

Cash paid for income taxes	$0	$0

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

M.H. MEYERSON & CO., INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003

1.    Organization and Description of the Business

M.H. MEYERSON & CO., INC. (the “Company”) is a leading market maker currently trading in excess of 5,600 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, OTC Bulletin Board and the Pink Sheets. The Company is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). In January of 2003, John Leighton became the Company’s Co-Chairman and Chief Executive Officer, subsequently assumed the role of sole Chairman and President, and installed a management team and new business plan.

During the quarter ended April 30, 2003, this new management team began implementing its plan to transform the Company into a dynamic, innovative and service-oriented liquidity provider. To effectuate this transformation further, the Company began doing business as Crown Financial Group on April 9, 2003 (“Crown”). The Company believes its greatest opportunity as a service oriented liquidity provider is where the Company has specialized expertise in equities market-making, institutional sales trading and innovative technologies. During the quarter ended April 30, 2003, the Company has transformed and may continue to retool its market making stock list and trading personnel to capitalize on such opportunity. The Company believes that it has begun to transition itself by offering brokers, dealers, and asset managers a new choice of liquidity provider. The Company’s current low fixed operating costs together with the experience and depth of management and market makers may provide the Company with a significant competitve advantage.

2.    Summary of Significant Accounting Policies

Basis of presentation

The Statement of Financial Condition as of April 30, 2003, the Statements of Operations for the three months ended April 30, 2003 and April 30, 2002 and the Statements of Cash Flows for the three months ended April 30, 2003 and April 30, 2002 have been prepared by the Company without audit. The Statement of Financial Condition as of January 31, 2003 has been audited. In the opinion of management, all adjustments and accruals necessary to present fairly the financial position at April 30, 2003 and January 31, 2003, and the results of operations and cash flows at April 30, 2003 and April 30, 2002 have been made.

The Company’s financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) with respect to the Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under accounting principles generally accepted in the United States, have been omitted.

It is suggested that these financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 as filed with the SEC. The results of the periods ended April 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Certain prior period amounts have been recast to conform to the current year presentation.

Cash and cash equivalents

Cash and cash equivalents include demand deposit accounts at banks.

Investments

Investments include equity ownership of less than 20% in businesses and are accounted for at the lower of cost or fair market value. The fair value of investments for which a quoted market or dealer price is not available is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. The valuations of investments are reviewed by management on an ongoing basis.

Market-making activities

Securities owned and securities sold, not yet purchased are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits and execution and clearance fees are also recorded on a trade date basis. The Company’s clearing agreements call for payment of or receipt of

M.H. MEYERSON & CO., INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

APRIL 30, 2003

interest income, net of interest expense for facilitating the settlement and financing of securities transactions.

Estimated fair value of financial instruments

The Company’s securities owned and securities sold, not yet purchased are carried at market value, which is estimated using market quotations available from major securities exchanges and clearing brokers. Management estimates that the fair values of other financial instruments recognized on the Statements of Financial Condition (including receivables, payables and accrued expenses) approximate their carrying values.

Depreciation, amortization and occupancy

Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease.

Income taxes

The Company elected to carryback its operating loss for the fiscal year ended January 31, 2002 and was able to recover approximately $2,350,000 in federal taxes previously paid during the fiscal year ended January 31, 2003. At April 30, 2003 the Company has approximately $13,026,000 of net operating losses available for carryforward. Of these losses, $4,765,000 expire in 2022 and $8,261,000 expire in 2023.

For state income tax purposes the Company has an available operating loss carryforward of approximately $19,231,000 at April 30, 2003 of which $11,000,000 and $8,231,000 expires in 2009 and 2010, respectively.

In accordance with FASB Statement No. 109, accounting for income taxes, the Company has a future tax benefit of its current net operating loss. The potential federal and state tax benefit if the net operating loss is fully utilized would be approximately $4,400,000 and $1,650,000, respectively. The Company has determined to provide for a full valuation allowance for the future tax benefit.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. When options are granted with an exercise price equal to the fair market value of the stock at the date of grant, no compensation expense has been recognized.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, the Company’s net loss and earnings per share amounts for the three months ended April 30, 2003 and 2002 would have been as follows:

	Three Months Ended April 30,
	2003	2002
Net (loss), as reported	$(1,930,792)	$(1,492,723)
Pro forma compensation expense determined under fair value based method, net of tax	(375,351)	(6,328)
Pro forma net (loss)	(2,306,143)	(1,499,051)
Basic earnings per share, as reported	(0.24)	(0.23)
Diluted earnings per share, as reported	(0.24)	(0.23)
Pro forma basic earnings per share	(0.28)	(0.23)
Pro forma diluted earnings per share	(0.28)	(0.23)

For pro forma purposes, the fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model.

The Company records as unamortized stock-based compensation in Stockholders’ equity the fair market value on the date of grant of shares associated with restricted stock awards and amortizes the balance to compensation expense over the vesting period.

Other

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

M.H. MEYERSON & CO., INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

APRIL 30, 2003

3.    Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	April 30, 2003	January 31, 2003
Securities owned:
Equities	$1,381,395	$1,280,263
State and Municipal Obligations	14,243	10,804
Other	11,800	11,759

	$1,407,438	$1,302,826

Securities sold, not yet purchased:
Equities	$384,215	$217,777

4.    Receivables from Brokers and Dealers

Amounts receivable from brokers and dealers consist of the following:

	April 30, 2003	January 31, 2003
Receivables:
Clearing brokers	$4,414,055	$4,152,243
Other (Note 7, CVI Group Matter)	508,850	508,850

	$4,922,905	$4,661,093

5.    Receivables from trading personnel

Receivables from trading personnel consist of the net of draws against commissions of current employees that arise in the normal course of business. Management reviews these receivables on a regular basis and has determined that such balances have a reasonable basis to be received in a prompt manner.

6.    Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total U.S. equity shares traded by the Company during the period. The Company did not have any such significant customers during the three months ended April 30, 2003.

7.    Commitments and Contingent Liabilities

In the normal course of business the Company enters into underwriting commitments. There were no transactions open at April 30, 2003 relating to such underwriting commitments.

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

On September 19, 2000, plaintiff commenced a class action lawsuit alleging that the class, consisting of all investors who purchased investment units in Rainbow Medical, Inc. (“Rainbow”) in a $2.5 million private placement offering in June 1997, purchased units which became worthless when, after the offering closed, certain officers and inside directors of Rainbow, specifically defendants Hugo D. Goldstraj, M.D., Marcela C. Goldstraj, M.D., and Roberto P. Novo, M.D., looted Rainbow and stole the proceeds of the offering. The Company was the placement and selling agent for the private placement. Martin Leventhal, CPA, a director of the Company became an outside director of Rainbow after the offering closed.

M.H. MEYERSON & CO., INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

APRIL 30, 2003

Plaintiff in its Amended Complaint claims against the Company and Leventhal for breach of fiduciary duty, negligent misrepresentation and negligence. Plaintiff alleged that the Company failed to make certain disclosures in the offering memorandum concerning legal proceedings involving Rainbow’s officers, that the Company failed to ensure that Rainbow engaged in certain corporate actions and that Rainbow failed to use the offering proceeds in the manner stated in the offering memorandum. Plaintiff sought approximately $2.6 million in damages on behalf of the “class” of investors.

On July 19, 2001, plaintiff Harry Binder, as the putative class representative, filed a motion to have the lawsuit certified as a class action. On December 11, 2001, the Trial Court issued an Order denying the motion. Plaintiff appealed the Court’s Order denying class certification. On November 27, 2002, the Third District Court of Appeal, Florida issued a decision affirming the Trial Court’s denial of class certification. Accordingly, the only claims that now remain in the case are plaintiff’s individual claims, which seek damages of $37,500, together with interest and attorney’s fees. The Company intends to defend itself vigorously against any litigation by plaintiff of his individual claims.

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

On June 6, 2002, the plaintiffs commenced a class action lawsuit in New Jersey alleging virtually the same claims that are alleged in the Binder lawsuit in Florida, which is discussed above. Claims include misrepresentation and omissions in the Rainbow offering memorandum concerning the financial condition of Rainbow, a failure to disclose pending litigation, and a failure to ensure that Rainbow performed specific corporate actions after the close of the offering concerning the use of the proceeds for intended purposes and the listing of Rainbow’s stock. In addition to the Company and Leventhal, the plaintiffs in this New Jersey lawsuit have also named as defendants Ronald Heller and David Nagelberg, who were involved with the June 1997 private placement on behalf of the Company.

The defendants moved to stay or dismiss the case because of the pendancy of the identical Binder case in Florida. Plaintiffs then moved for class certification and defendants opposed that motion. After the Florida Appeals Court in the Binder Florida lawsuit affirmed the trial court’s denial of plaintiff’s class certification motion in that case, the New Jersey Court in the Hightower case held that the defendants’ motion to stay the case was moot. The defendants then moved to dismiss the Hightower complaint for failure to state a valid claim.

The New Jersey Court held a hearing on the motion on February 20, 2003 and denied plaintiffs’ motion for class certification, without prejudice to a renewal of that motion after completion of discovery. The New Jersey Court also denied defendants’ motion to dismiss, without prejudice to defendants’ right to move for summary judgment upon completion of discovery. Defendants believe that the allegations of wrongdoing are meritless, and will defend against all claims vigorously.

Federal Securities Claims (New Jersey)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 Civ. 2724.

On June 6, 2002, the plaintiff (who is also the plaintiff in the Florida lawsuit discussed above) filed a Class Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are directors of the Company. Plaintiffs allege fraud claims under the federal securities law relating to the Company’s disclosures and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company’s subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc. and a litigation arising from eMeyerson’s termination of that agreement, and other matters. Plaintiffs seek damages in excess of $15 million for the alleged class.

Subsequently, a virtually identical class action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung v. M.H. Meyerson & Co., Inc., et al., United States District Court of New Jersey, 02 Civ. 3622. On September 24, 2002, the District Court consolidated the two cases under the caption, “In re M.H. Meyerson & Co. Securities Litigation,” Master File No. 02-CV-2724. The plaintiffs have served an Amended Complaint, which repeats the allegations of the initial pleading.

The defendants believe that the allegations are meritless and fail to state legally valid claims. The Company has filed a motion to dismiss all claims in the amended complaint and intends to contest the allegations of wrongdoing vigorously.

C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.

In May 1999, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and our then clearing agent, Bear Stearns & Co., Inc. (“Bear Stearns”). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $.25 per share. This claim is partially covered by the Company’s Broker/Dealer Errors and Omissions Policy for net of $1,000,000.

The Company denied all liability and asserted that the transfer of the shares was authorized and duly executed by each of the claimant entities, EMES, SLR, and Ontario, to Global Financial. Each of EMES, SLR, and Ontario, in its respective Power of Attorney, appointed Global Financial as its agent and attorney-in-fact with full and unlimited power and authority to buy, sell, assign, endorse, and transfer all securities of any nature standing anywhere in the name, respectively, of EMES, SLR, and Ontario. Claimants sent copies of each of the Powers of Attorney to the Company to facilitate the transfer of the shares to Global Financial.

The evidence showed that claimants did not send a revocation of the Power of Attorney until January 27, 2000 – three days after the shares were transferred. Moreover, the Power of Attorney specifically stated that any revocation is ineffective as to any transaction that was initiated before

M.H. MEYERSON & CO., INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

APRIL 30, 2003

a revocation. This matter was arbitrated in Buffalo, New York on October 15-17, 2001.

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. The Company maintains a deposit of $508,850 with Bear Stearns pending the resolution of this matter. Bear Stearns may attempt to assert a cross claim against the Company for its share of such damages relying on the indemnification provisions of the clearing agreement. The Company has filed a pending complaint in the federal district court of New Jersey in which it seeks to vacate the decision in its entirety alleging violation of several legal issues. The claimants removed the proceeding to the United States District Court, District of New Jersey.

Miscellaneous

The Company, incidental to its securities business, is a defendant in several pending lawsuits and arbitration cases. The results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a substantial judgment could have a material adverse impact on the Company’s financial condition and results of operations. However, management of the Company, after consultation with outside legal counsel, believes that the resolution of these various lawsuits and arbitrations will not result in any material adverse effect on the Company’s financial position or operating results.

Leases

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $214,102 and $214,102 for the three months ended April 30, 2003 and 2002, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of April 30, 2003, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows :

	Office Leases	Other Obligations	Total
Nine months ending January 31, 2004	$642,308	$102,889	$745,197
Year ending January 31, 2005	856,410	137,187	993,597
Year ending January 31, 2006	856,410	11,432	867,842
Year ending January 31, 2007	874,836	0	874,836
Year ending January 31, 2008	874,836	0	874,836
Thereafter through July 31, 2011	3,144,832	0	3,144,832

	$7,249,632	$251,508	$7,501,140

7.    Earnings per Share

Calculation of Earnings Per Share

The calculation of earnings per share in the financial statements included in this report are based on the weighted average number of shares outstanding.

M.H. MEYERSON & CO., INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

APRIL 30, 2003

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended April 30, 2003 and 2002:

	For the three months ended April 30,
	2003		2002
	Numerator / net loss	Denominator / shares	Numerator / net loss	Denominator / shares
Loss and shares used in basic calculations	$(1,930,792)	8,172,446	$(1,492,723)	6,606,514
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(1,930,792)	8,172,446	$(1,492,723)	6,606,514

Basic earnings per share		$(0.24)		$(0.23)

Diluted earnings per share		$(0.24)		$(0.23)

For the three months ended April 30, 2003, common stock equivalents in the amount of: 1,134,174 shares were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive. There were no common stock equivalents for the three months ended April 30, 2002.

8.    Stock-Based Compensation

The Company established the M.H. MEYERSON & CO., INC. 1993 Employee Stock Option Plan and 2000 Stock Option Plan (together, the “Plans”) to provide long-term incentive compensation to selected employees, officers, and directors of the Company. The Plans are administered by the compensation committee of the Company’s Board of Directors, and allow for the grant of options as defined by the Plans.

It is the Company’s policy to grant options for the purchase of shares of Common Stock at or about fair market value, which the Plans define as the closing price on the date of the grant. Options and awards generally vest over a defined period and expire on the fifth anniversary of the grant date, pursuant to the terms of the option agreement.

9.    Net Capital Requirements

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC before repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At April 30, 2003, the Company had net capital of $1,442,201 which was $442,201 in excess of its minimum net capital requirement of $1,000,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2003 as filed with the Securities and Exchange Commission (“SEC”). This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed in our Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this document and in our Form 10-K.

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and “Legal Proceedings”, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties detailed herein and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s financial statements and the notes thereto contained in this report.

Overview

Certain Factors Affecting Results of Operations

Our results of operations may be materially affected by market fluctuations, regulatory changes, and by economic factors. The Company, like other securities firms, is directly affected and has been directly affected by general economic conditions and market conditions, including fluctuations in volume and price levels of securities and our ability to manage the risks attendant thereto, geopolitical risk, investor sentiment, war, potential terrorist threats, competition and demand for the Company’s market making and investment banking services. The Company’s operating results may also be materially affected by the strength of our client relationships, changes in clearing costs, capacity constraints of systems and technologies, the Company’s ability to maintain regulatory capital requirements, system failures and delays. All of these factors have an impact on the Company’s net gain from securities transactions, underwriting and commission revenues. In periods of reduced market activity, profitability can be adversely affected because certain expenses, consisting primarily of non-officer compensation and benefits, communications and occupancy and equipment remain relatively fixed.

As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to improve our operating results or that we will be able to increase profitability levels.

Revenues

The Company’s revenues primarily consist of net trading revenue (trading gains net of trading losses and commission equivalents) from U.S. securities market-making activities. Our net trading revenue is principally affected by changes in U.S. equity trade and share volumes, our average revenue capture per share, dollar value of equities traded, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and changes in industry customs and practices.

Our securities transactions with clients are executed as principal, riskless principal or agent. Profits and losses on principal transactions and commission equivalents on riskless principal transactions are included within net trading revenue and on an agency basis generating commissions, and commissions earned on agency transactions are included within commissions and fees. We execute the majority of our institutional client orders on a principal basis, generating net trading revenues. We execute the majority of our broker-dealer client orders as principal.

We earn interest income from our cash held in trading accounts at clearing brokers. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the changes in cash balances held at banks and clearing brokers and our level of securities positions in which we are long compared to our securities positions in which we are short.

Expenses

Our operating expenses largely consist of employee compensation and benefits, communications and data processing and execution and clearance fees. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees. Communication and data processing expense fluctuates based on the levels of market data services and telephones utilized. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs and exchanges.

Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability-based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual market making performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales and market making activities is determined primarily based on a percentage of their gross revenues net of expenses, execution and clearance costs and overhead allocations (“net profitability”).

Communications and data processing expense primarily consists of costs of obtaining market data, telecommunications services and systems maintenance.

Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities, transaction fees paid to Nasdaq, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through

ECNs.

Professional fees consist of legal and other professional fees, as well as fees paid to computer programming and systems consultants.

Occupancy and equipment rentals expense primarily consists of rental payments on office and equipment leases.

Business development expense primarily consists of travel, sales and advertising costs.

Depreciation and amortization expense results from the depreciation of fixed assets and amortization of leasehold improvements.

Other expenses primarily consist of administrative expenses and other operating costs such as insurance, regulatory fees, recruiting fees and general office expenses.

Income tax expense for the quarter ended April 30, 2003 is attributable to an adjustment in the estimate in the receivable for refundable Federal taxes under the Job Creation and Worker Assistance Act of 2002 which enabled the Company to carryback its 2002 net operating loss five years. The Company has a net operating loss carryforward in the amount of approximately $13,026,000 available to offset future income. The Company has provided a full valuation allowance for the tax asset because it is impossible to determine whether the Company will be able to use this asset in the future.

Results of Operations

Three Months Ended April 30, 2003 and 2002

The net loss for the three months ended April 30, 2003 was $1,930,792, resulting in a loss per share on a fully diluted basis of $0.24. This compares to a net loss of $1,492,723 and a loss per share of $0.23 on a fully diluted basis for the comparable period in 2002. In the three months ended April 30, 2003, total revenues decreased 9.3% to $2,346,002, from $2,586,771 for the comparable period in 2002, primarily related to lower trading revenues.

Expenses increased 17% to $4,276,794, up from $3,656,315 in the comparable period in 2002. The increase is partly due to the Company’s efforts to transition the Company and hire experienced professionals to accomplish the Company’s new vision.

Revenues

Net trading revenue from equity securities market-making decreased 21.5% to $1,869,948 in the three months ended April 30, 2003, from $2,382,687 for the comparable period in 2002. The decrease was primarily due to the institution of a passive trading strategy while in the process of re-tooling both the equities traded and trading personnel in the quarter ended April 30, 2003.

Commissions and fees increased 112.5% to $394,558 for the three months ended April 30, 2003, from $185,655 in the comparable period for 2002. The increase primarily reflects a growth in the Company’s institutional sales business.

Interest and other revenue increased 342.2% to $81,496 for the three months ended April 30, 2003, from $18,429 in the comparable period for 2002. The increase was primarily a result of the growth of the Company’s corporate advisory services.

Expenses

Employee compensation and benefits expense decreased 1.4% to $1,430,036 for the three months ended April 30, 2003, from $1,450,578 in the comparable period in 2002. Employee headcount increased in the first quarter of 2003, with the number of full time employees increasing to 106 at April 30, 2003, from 104 full time employees at April 30, 2002. While the Company increased administrative salaries, the Company’s commission expense decreased as revenue decreased for the three months ended April 30, 2003.

Communications and data processing increased 33.7% to $945,976 in the three months ended April 30, 2003, from $707,765 for the comparable period in 2002. This increase relates to our corporate restructuring and increases in equipment and personnel to build a more efficient and higher quality trading organization.

Execution and clearance fees increased 16.0% to $548,992 in the three months ended April 30, 2003, from $473,428 in the comparable period in 2002. Execution and clearance fees increased due to the increase in equity trades executed as well as increased costs related to executing a larger number of orders through ECNs.

Professional fees increased 1.2% to $215,889 in the three months ended April 30, 2003, from $213,346 for the comparable period in 2002.

Occupancy and equipment rental expense was $271,282 for the three months ended April 30, 2003, compared to $271,074 for the comparable period in 2002.

Business development expense increased 16.3% to $103,970 for the three months ended April 30, 2003, from $89,374 for the comparable period in 2002. The increase primarily reflects the efforts of management introducing our reorganized Company to the marketplace.

Depreciation and amortization expenses decreased 16.4% to $45,190 for the three months ended April 30, 2003, from $54,076 for the comparable period in 2002.

Other expenses increased 80.4% to $715,459 for the three months ended April 30, 2003, from $396,674 for the comparable period in 2002. This increase reflects the costs associated with recruiting, our internal reorganization and associated costs.

Liquidity

The Company historically finances its operations primarily with existing capital and funds generated from operations. In addition, as discussed further in “Subsequent Events” below Company raised $2,392,495.50 in a private placement that concluded on June 12, 2003. Additionally, as discussed in “Subsequent Events” in May 2003 the Company completed a transaction consisting of a sale of securities and receivables, and a reimbursement of expenses with the Company’s former Chairman and Chief Executive Officer, Martin H. Meyerson, for $1,350,000 (the “Transaction”) which had an immediate effect of raising the Company’s net capital by a like amount. As of April 30, 2003, the Company had $10,319,338 in assets, 59% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and in the Pink Sheets. At April 30, 2003, the Company had net current assets, which consists of net assets readily convertible into cash, of approximately $6,000,000.

Loss before income taxes plus depreciation and amortization was $1,885,602 and $1,015,468 for the three months ended April 30, 2003 and 2002, respectively. Depreciation expense was $45,190 and $54,076 for the three months ended April 30, 2003 and 2002, respectively.

As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended. The Net Capital Rule requires the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the Net Capital Rule prohibits a broker-dealer from permitting its “aggregate indebtedness” from exceeding fifteen times its net capital as those terms are defined. On April 30, 2003, the Company’s aggregate indebtedness and net capital were $5,563,734 and $1,442,201, respectively, a ratio of 3.86 to 1.00.

The Company entered into an NASD approved subordinated loan agreement with Spear, Leeds Kellogg, L.P. dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and matured on August 31, 1999 but was extended to August 31, 2003. The Company is in ongoing efforts to extend or renew this loan with Spear, Leeds Kellogg, L.P., as well as efforts to replace this loan with a third party. The loan is subject to monthly interest payments at the rate of one half percent below the prime rate and is unsecured. Additionally, the Company entered into an NASD approved subordinated loan agreement with two stockholders, Joelle Meyerson and John P. Leighton. The first agreement was effective December 10, 2002 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures December 31, 2003. The second agreement was effective January 14, 2003 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures January 31, 2004. The Company does not have any additional debt commitments nor long-term debt at April 30, 2003. The Company currently believes that existing capital and cash flow from operations, together with the Company’s recent private placement and transaction as described below in the Subsequent Events section, should be sufficient to meet its anticipated working capital and capital expenditure cash requirements for the near future, but the Company will continue to monitor such on a regular basis.

Subsequent Events

In May 2003, the Company’s Board of Directors unanimously approved changing the Company’s name to Crown Financial Group, Inc. and, upon shareholder approval, to amend the Company’s Charter to reflect such change.

In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000 (the “Transaction”). The Transaction consisted of a sale of a combination of $500,000 of investments and $610,000 of receivables from trading personnel for $1,110,000 and a reimbursement of Company expenses with respect to certain regulatory matters of $240,000. The assets with respect to this Transaction were sold to Mr. Meyerson at the greater of fair market value or cost. The Transaction increased the Company’s cash position, and in the process, increased the Company’s net capital by a like amount.

On May 12, 2003, Robert I. Turner joined the Company’s Board of Directors and was named Chairman of the Audit Committee.

On June 4, 2003, Joelle Meyerson, pursuant to an executed Waiver and First Amendment to a subordinated loan agreement with the Company dated December 1, 2002, waived her right to convert up to $500,000 of debt into shares of Company common stock at $1.00 per share.

On June 5, 2003, the Company entered into an agreement with SunGard Trading Systems, a subsidiary of Sungard Data Systems Inc. (“Sungard”) to license Sungard’s BRASS® Service for the Company’s trading system. Pursuant to the terms of the Agreement, the Company anticipates implementing the BRASS trading system before the close of the Company’s second quarter.

On June 9, 2003, the Company received $76,865 in cash from Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, related to the terms of a Split Dollar Agreement with the Company dated October 8, 1993.

On June 12, 2003, the Company completed its private placement in which shares of Company common stock were offered without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). The Private Placement consisted of two tranches: (i) the first tranche began at the end of March 2003 and ended in the first week of April 2003 in which the Company raised $955,000 through the issuance of

636,666 shares of Common Stock; and (ii) the second tranche began in mid-May 2003 and concluded on June 12, 2003 in which the Company raised an additional $1,462,500 through the issuance of 974,997 shares of Common Stock.

On June 12, 2003, the Board of Directors accepted the resignation of Bertram Siegel from the Company’s Board of Directors and his membership on the Company’s Audit Committee. Mr. Siegel had served as a member of the Board of Directors since 1994.

On June 12, 2003, the Board of Directors and the Audit Committee replaced Sanville & Company (“Sanville”) as our principal independent auditors, effective June 12, 2003 and engaged Ernst & Young LLP as our principal independent auditors, effective June 12, 2003.

Pursuant to a request by the Nasdaq Stock Market, the Company has included a Statement of Financial Condition as of May 31, 2003 and a Statement of Operations for the month ended May 31, 2003 in Item 5 of this Form 10-Q. These financial statements are included in this Form 10-Q to demonstrate the Company’s compliance with Nasdaq’s SmallCap quantitative listing standards with respect to the level of the Company’s stockholders’ equity. As of May 30, 2003, the Company had $2,782,477 of stockholders’ equity, a level in excess of the Nasdaq’s $2,500,000 SmallCap requirement.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Effective January 1, 2003, we adopted the provisions of SFAS No. 146 and such adoption had no effect on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We adopted the disclosure provisions of FIN 45 effective January 31, 2002 and the adoption had no effect on our financial statements or disclosures.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 effective January 31, 2003, and continue to follow APB 25. The Company has adopted and made the required disclosures with respect to SFAS No. 148.

In November 2002, the EITF reached a consensus on EITF Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted the provisions of this statement effective November 1, 2002. The adoption of this statement had no effect on our financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. As the Company does not have any VIEs, the adoption of this statement will not have an effect on our financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We employ position management systems that provide real-time, on-line position management and inventory control. We monitor our risks by reviewing trading positions and their appropriate risk measures. We have established a system whereby transactions are monitored by senior management on a real-time basis as are individual and aggregate dollar and inventory position totals and real-time profits and losses. The management of trading positions is enhanced by review of mark-to-market valuations and position summaries on a daily basis.

The fair value of these securities at April 30, 2003 was $1,407,438 in long positions and $384,215 in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $102,322 loss as of April 30, 2003, due to the offset of losses in long positions with gains in short positions.

Item 4.     Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Company management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters described in Note 7 to the notes to the financial statements included in this Form 10-Q, and other proceedings and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

As a regulated broker-dealer, the Company is subject to extensive oversight under federal and state laws. Compliance, surveillance of trading issues, common in the securities industry, and which are monitored or reported to the self-regulatory organizations (“SRO”), are reviewed in the ordinary course of business by our primary regulators: the SEC and the NASD. As an order flow execution destination, the Company is named periodically, or is asked to respond to a number of regulatory matters brought by SROs that arise from its trading activity. In some instances, these matters may rise to an SRO disciplinary action and/or civil or administrative action.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 31, 2003 and Note 7 to the notes to the financial statements included in this

Form 10-Q. Since the filing of our Annual Report on Form 10-K on May 1, 2003, and based on management’s review with outside counsel, no material developments have occurred.

Item 2.     Changes in Securities and Use of Proceeds

Over a two week period commencing February 18, 2003, the Company sold in privately negotiated transactions 582,776 shares of Company common stock (the “Shares”) not registered under the Securities Act of 1933, as amended (the “Securities Act”) to employees in exchange for $633,000 in cash pursuant to Section 4(2), Section 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933. The Company sold the shares upon being solicited by the respective employees and the shares are subject to the holding period of Rule 144 of the Securities Act. The shares were issued without registration rights and were approved by the Company’s Board of Directors.

On June 12, 2003 the Company completed its private placement in which shares of Company common stock were offered without registration and subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). The Private Placement consisted of two tranches: (i) the first tranche began at the end of March 2003 and ended in the first week of April 2003 in which the Company raised $955,000 through the issuance of 636,666 shares; (ii) the second tranche began in mid-May 2003 and concluded on June 12, 2003 in which the Company raised an additional $1,462,500 through the issuance of 974,997 shares. All sales in the Company’s Private Placement were made to sophisticated investors at a set a price of $1.50 and were approved by the Company’s Board of Directors.

All of the above proceeds from the issuance of Common Stock as described in this Item 2 of this Form 10-Q were used for the Company’s working capital purposes and to increase the Company’s level of shareholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

Pursuant to a request by the Nasdaq Stock Market, the Company has included below a Statement of Financial Condition as of May 31, 2003 and a Statement of Operations for the month ended May 31, 2003. These financial statements are included in this Form 10-Q to demonstrate the Company’s compliance with Nasdaq’s SmallCap quantitative listing standards with respect to the level of the Company’s stockholders’ equity. As of May 31, 2003, the Company had $2,782,477 of stockholders’ equity, a level in excess of the Nasdaq’s $2,500,000 SmallCap requirement.

M.H. MEYERSON & CO., INC.

STATEMENTS OF OPERATIONS

(Unaudited)

For the month ended May 31, 2003
Revenues
Net trading revenues	$1,444,963
Commissions and fees	280,514
Interest and other	5,512

Total revenues	1,730,989

Expenses
Employee compensation and benefits	715,504
Communications and data processing	304,644
Execution and clearance fees	225,526
Professional fees	69,509
Occupancy and equipment rentals	81,515
Business development	36,767
Depreciation and amortization	17,082
Other expenses	120,638

Total expenses	1,571,185

Profit (loss) before income taxes	159,804

Basic earnings per share	$0.02

Shares used in basic earnings per share calculations	9,059,615

M.H. MEYERSON & CO., INC.

STATEMENT OF FINANCIAL CONDITION

(Unaudited)

May 31, 2003
Assets
Cash and cash equivalents	$1,438,847
Securities owned, held at clearing brokers, at market value	1,743,677
Receivables from brokers and dealers	6,261,365
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	501,247
Investments	360,171
Receivables from trading personnel	330,336
Insurance recovery	1,000,000
Other assets	354,008

Total assets	$11,989,651

Liabilities and Stockholders’ Equity
Liabilities
Securities sold, not yet purchased, at market value	$642,605
Accrued compensation expense	190,290
Accounts payable, accrued expenses and other liabilities	374,279
Accrued NASD arbitration	5,000,000

Total liabilities	6,207,174

Subordinated loans	3,000,000

Stockholders’ equity
Common stock, $0.01 par value, 25,000,000 shares authorized; 9,693,074 shares issued and 9,643,074 shares outstanding at May 31, 2003	96,677
Treasury stock—at cost	(70,000)
Additional paid-in capital	15,126,395
Retained earnings	(12,370,595)

Total stockholders’ equity	2,782,477

Total liabilities and stockholders’ equity	$11,989,651

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The following report on Form 8-K was filed during the quarter ended April 30, 2003:

On February 19, 2003, a Form 8-K was filed by the Company under Item 5, “Other Events and Regulation FD Disclosure.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 16th day of June, 2003.

M.H. MEYERSON & CO., INC.

By:	/s/ JOHN P. LEIGHTON
John P. Leighton Chairman, Chief Executive Officer and President

CERTIFICATIONS

I, John P. Leighton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of M.H. MEYERSON & CO., INC.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN P. LEIGHTON
Name:	John P. Leighton
Title:	Chairman, Chief Executive Officer and President

Date: June 16, 2003

I, Mark Goldsmith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of M.H. MEYERSON & CO., INC.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK GOLDSMITH
Name:	Mark Goldsmith
Title:	Senior Vice President, Chief Financial Officer & Treasurer

Date: June 16, 2003