Form 10-Q
period 2003-07-31
MEYERSON M H & CO INC /NJ/
filed 2003-09-15
CIK 913781

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

0-23410

Commission File Number

M.H. MEYERSON & CO., INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	13-1924455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

At July 31, 2003 the number of shares outstanding of the Registrant’s Common Stock was 9,901,777.

M.H. MEYERSON & CO., INC.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended July 31, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

M.H. MEYERSON & CO., INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31,		For the six months ended July 31,
	2003	2002	2003	2002
Revenues
Net trading revenues	$4,200,440	$2,570,787	$6,070,388	$4,953,474
Commissions and fees	709,010	177,463	1,103,568	363,117
Interest and other	127,845	190,040	209,341	208,470

Total revenues	5,037,295	2,938,290	7,383,297	5,525,061

Expenses
Employee compensation and benefits	2,769,096	1,333,328	4,199,132	2,764,945
Communications and data processing	694,961	662,587	1,640,937	1,345,352
Execution and clearance fees	734,727	753,332	1,283,719	1,276,760
Professional fees	395,506	239,766	611,395	453,112
Occupancy and equipment rentals	280,219	279,913	551,501	550,987
Business development	104,575	90,219	208,545	135,378
Depreciation and amortization	48,082	52,500	93,272	106,576
Other	397,167	582,896	1,112,626	1,017,746

Total expenses	5,424,333	3,994,541	9,701,127	7,650,856

Loss before income taxes	(387,038)	(1,056,251)	(2,317,830)	(2,125,795)
Income tax expense (adjustment)	7,500	—	7,500	423,179

Net loss	$(394,538)	$(1,056,251)	$(2,325,330)	$(2,548,974)

Basic earnings per share	$(0.04)	$(0.16)	$(0.26)	$(0.39)

Diluted earnings per share	$(0.04)	$(0.16)	$(0.26)	$(0.39)

Shares used in basic earnings per share calculation	9,603,002	6,606,964	8,899,580	6,606,964

Shares used in diluted earnings per share calculation	9,603,002	6,606,964	8,899,580	6,606,964

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

M.H. MEYERSON & CO., INC.

STATEMENTS OF FINANCIAL CONDITION

	July 31, 2003	January 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$783,935	$961,465
Securities owned, held at clearing brokers, at market value	2,044,110	1,302,826
Receivables from brokers and dealers	6,239,162	4,661,093
Fixed assets and leasehold improvements at cost, less accumulated depreciation and amortization	786,785	562,969
Investments	342,500	840,962
Receivables from trading personnel	458,892	930,139
Insurance recovery	1,000,000	1,000,000
Other assets	254,869	261,362

Total assets	$11,910,253	$10,520,816

Liabilities and Stockholders’ Equity
Liabilities:
Securities sold, not yet purchased, at market value	$693,497	$217,777
Accrued compensation expense	343,805	254,683
Accounts payable, accrued expenses and other liabilities	406,295	348,710
Accrued NASD arbitration award	5,000,000	5,000,000

Total liabilities	6,443,597	5,821,170

Subordinated loans	3,000,000	3,000,000
Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 9,901,777 shares issued and outstanding at July 31, 2003 and 7,531,964 shares issued and outstanding at January 31, 2003	99,018	75,320
Treasury stock, at cost	(70,000)	—
Additional paid-in capital	15,362,575	12,223,933
Retained earnings	(12,924,937)	(10,599,607)

Total stockholders’ equity	2,466,656	1,699,646

Total liabilities and stockholders’ equity	$11,910,253	$10,520,816

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

M.H. MEYERSON & CO., INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended July 31,
	2003	2002
Cash flows from operating activities
Net loss	$(2,325,330)	$(2,548,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,272	106,576
Loss on sale of investment	(14,479)	—
Change in assets and liabilities
(Increase) decrease in:
Receivable from brokers and dealers	(1,578,069)	(108,857)
Securities owned, held at clearing brokers, at market value	(741,284)	1,645,492
Receivables from trading personnel	471,247	(284,408)
Other assets	6,493	3,636,557
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	475,720	(616,494)
Accrued compensation expense	89,122	(387,739)
Accounts payable, accrued expenses and other liabilities	57,585	(705,330)

Net cash (used in) provided by operating activities	(3,465,723)	736,823

Cash flows from investing activities
Investments	512,941	10,000
Purchase of fixed assets	(317,088)	360

Net cash provided by investing activities	195,853	10,360

Cash flows from financing activities
Net proceeds from sale of common stock	3,050,650	—
Net proceeds from exercise of stock options	111,690	297
Purchase of treasury stock	(70,000)	—

Net cash provided by financing activities	3,092,340	297

Net increase (decrease) in cash and cash equivalents	(177,530)	747,480
Cash and cash equivalents at beginning of period	961,465	851,343

Cash and cash equivalents at end of period	$783,935	$1,598,823

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,720	$28,950

Cash paid for income taxes	$—	$—

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

M.H. MEYERSON & CO., INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003

1. Organization and Description of the Business

M.H. MEYERSON & CO., INC., d/b/a Crown Financial Group, Inc. (the “Company”), is a leading market maker currently trading in approximately 7,300 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, OTC Bulletin Board and the Pink Sheets. The Company is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). In January of 2003, John Leighton became the Company’s Co-Chairman and Chief Executive Officer, subsequently assumed the role of sole Chairman and President, and installed a new management team and new business plan.

During the quarter ended July 31, 2003, this new management team continued implementing its plan to transform the Company into a dynamic, innovative and service-oriented liquidity provider. The Company believes its greatest opportunity as a service oriented liquidity provider is where the Company has specialized expertise in equities market-making, institutional sales trading and innovative technologies. During the quarter ended July 31, 2003, the Company has continued to transform its market making stock list and trading personnel to capitalize on such opportunity. The Company believes that it has begun to transition itself by offering brokers, dealers, and asset managers a new choice of liquidity provider. The Company’s current low fixed operating costs together with the experience and depth of management and market makers may provide the Company with a significant competitive advantage.

2. Summary of Significant Accounting Policies

Basis and form of presentation

The accompanying unaudited financial statements include the accounts of the Company and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003 as filed with the SEC.

Certain prior period amounts have been recast to conform to the current year presentation.

Cash and cash equivalents

Cash and cash equivalents represents demand deposit accounts at banks.

Capitalized software

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $224,633 are carried in fixed assets in the Statement of Financial Condition as of July 31, 2003.

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

Market-making activities

Securities owned and securities sold, not yet purchased are carried at market value and are recorded on a trade date basis. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. The Company’s clearing agreements call for payment of or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

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

Depreciation, amortization and occupancy

Fixed assets are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining life of the related office lease.

Income taxes

At July 31, 2003 the Company has approximately $13,500,000 of net operating losses available for carryforward for federal tax purposes. Of these losses, $7,700,000 expire in 2022 and $5,800,000 expire in 2023.

For state income tax purposes, the Company has an available operating loss carryforward of approximately $21,000,000 at July 31, 2003, of which $15,200,000 and $5,800,000 expires in 2009 and 2010, respectively.

In addition, the Company has not provided a tax benefit for current year losses for federal and state tax purposes.

In accordance with FASB Statement No. 109, Accounting For Income Taxes, the Company has a potential future tax benefit related to its net operating loss. The potential federal and state tax benefit, if the net operating loss is fully utilized, would be approximately $4,000,000 and $1,740,000, respectively. The potential federal and state tax benefit associated with the current year losses would be approximately $723,000 and $190,000 respectively. The Company has provided a full valuation allowance related to the future tax benefit.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. As options are granted with an exercise price equal to the fair market value of the stock at the date of grant, no compensation expense has been recognized.

Had compensation expense for the Company’s options been determined based on the fair value at the grant dates in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, the Company’s net loss and earnings per share amounts for the three months and the six months ended July 31, 2003 and 2002 would have been as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net (loss), as reported	$(394,538)	$(1,056,251)	$(2,325,330)	$(2,548,974)
Pro forma compensation expense determined under fair value based method, net of tax	(92,444)	(11,800)	(467,828)	(18,128)
Pro forma net (loss)	(486,982)	(1,068,051)	(2,793,158)	(2,567,102)
Basic earnings per share, as reported	(0.04)	(0.16)	(0.26)	(0.39)
Diluted earnings per share, as reported	(0.04)	(0.16)	(0.26)	(0.39)
Pro forma basic earnings per share	(0.05)	(0.16)	(0.31)	(0.39)
Pro forma diluted earnings per share	(0.05)	(0.16)	(0.31)	(0.39)

The fair value of each option granted is estimated as of its respective grant date using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. The effect of applying such data in the pro forma disclosure may not be representative of the potential pro forma effect on net income in future periods.

The Company’s policy is to record as unamortized stock-based compensation in Stockholders’ equity the fair market value on the date of grant of restricted stock awards and to amortize the balance in compensation expense over the vesting period. The Company has not granted any restricted stock to employees.

Pursuant to an agreement with a former officer of the Company, the firm acquired 50,000 shares of Common Stock at the fair market value of $70,000 in exchange for the release of certain obligations and rights of the officer.

Other

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	July 31, 2003	January 31, 2003
Securities owned:
Equities	$2,017,173	$1,280,263
State and Municipal Obligations	11,522	10,804
Other	15,415	11,759

	$2,044,110	$1,302,826

Securities sold, not yet purchased:
Equities	$693,497	$217,777

4. Receivables from Brokers and Dealers

Amounts receivable from brokers and dealers consist of the following:

	July 31, 2003	January 31, 2003
Receivables:
Clearing brokers	$5,731,149	$4,152,243
Other	508,013	508,850

	$6,239,162	$4,661,093

Amounts receivable from clearing brokers represents interest bearing cash balances including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Other receivables consist of a deposit with Bear Stearns, the Company’s previous clearing broker, pending the resolution of the CVI Group matter discussed in footnote 13 of the Form 10-K for the year ended January 31, 2003.

5. Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total equity shares traded by the Company during the period. The Company did not have any such significant customers during the three months and the six months ended July 31, 2003 and 2002.

The Company’s customers include both institutions and broker-dealers. Institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

6. Commitments and Contingent Liabilities

In the normal course of business, the Company may enter into underwriting commitments. There were no transactions open at July 31, 2003 relating to such underwriting commitments.

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. For further information, see Part II item 1 Legal Proceedings.

The Company indemnifies its clearing broker for losses that it may sustain from the customer accounts introduced by the Company and carried by the clearing broker. In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $214,102 and $214,102 for the three months ended July 31, 2003 and 2002, respectively. For the six months ended July 31, 2003 and 2002, rental expense was $428,204 and $428,204, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. As of July 31, 2003, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows :

	Office Leases	Other Obligations	Total
Six months ending January 31, 2004	$428,206	$68,592	$496,798
Year ending January 31, 2005	856,410	137,187	993,597
Year ending January 31, 2006	856,410	11,432	867,842
Year ending January 31, 2007	874,836	0	874,836
Year ending January 31, 2008	874,836	0	874,836
Thereafter through July 31, 2011	3,144,832	0	3,144,832

	$7,035,530	$217,211	$7,252,741

In addition, the Company has entered into guaranteed employment contracts with certain of its employees of approximately $850,000 for the six months ended January 31, 2004, $1,400,000 for the year ended January 31, 2005, and $650,000 for the year ended January 31, 2006.

7. Earnings per Share

Basic earnings per common share (“EPS”) have been calculated by dividing net loss by the weighted average shares of Common Stock outstanding during each respective period. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended July 31, 2003 and 2002:

	For the three months ended July 31,
	2003		2002
	Numerator/ net loss	Denominator/ shares	Numerator/ net loss	Denominator/ shares
Loss and shares used in basic calculations	$(394,538)	9,603,002	$(1,056,251)	6,606,964
Effect of dilutive stock based awards	—	—	—	—
Loss and shares used in diluted calculations	$(394,538)	9,603,002	$(1,056,251)	6,606,964
Basic earnings per share		$(0.04)		$(0.16)
Diluted earnings per share		$(0.04)		$(0.16)

	For the six months ended July 31,
	2003		2002
	Numerator/ net loss	Denominator/ shares	Numerator/ net loss	Denominator/ shares
Loss and shares used in basic calculations	$(2,325,330)	8,899,580	$(2,548,974)	6,606,964
Effect of dilutive stock based awards	—	—	—	—
Loss and shares used in diluted calculations	$(2,325,330)	8,899,580	$(2,548,974)	6,606,964
Basic earnings per share		$(0.26)		$(0.39)
Diluted earnings per share		$(0.26)		$(0.39)

At July 31, 2003, 1,782,132 stock options were outstanding but were considered anti-dilutive and were properly excluded from the calculation of weighted average shares for diluted EPS. At July 31, 2002, 1,899,093 stock options were outstanding but were considered anti-dilutive and were properly excluded from the calculation of weighted average shares for diluted EPS.

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

The Company has established the 2003 Equity Incentive Plan, pending shareholder approval, as disclosed in the Company’s Schedule 14A Preliminary Proxy Statement filed September 5, 2003.

It is the Company’s policy to grant options for the purchase of shares of Common Stock at or about fair market value, which the Plans define as the closing price on the date of the grant. Options and awards generally vest over a defined period and expire on the fifth anniversary of the grant date, pursuant to the terms of the option agreement. The Company has the right to fully vest employees in their option grants upon retirement.

In June 2003, the Company formed a formal 162(m) Committee which will set performance based compensation for the Company’s CEO and key executive officers, certify the results of such performance at the end of the annual performance period and award the resulting performance-based compensation to such key executives.

The Company recognizes compensation expense for the fair values of the restricted shares of Common Stock granted to employees. For the three months and six months ended July 31, 2003 and July 31, 2002, no compensation expense was recorded.

9. Net Capital Requirements

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At July 31, 2003, the Company had net capital of $3,235,956 which was $2,235,956 in excess of its minimum net capital requirement of $1,000,000.

10. Significant Transactions

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

On June 12, 2003, the Company completed its private placement in which shares of Company common stock were offered without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). The Private Placement consisted of two tranches: (i) the first tranche began at the end of March 2003 and ended in the first week of April 2003 in which the Company raised $955,000 through the issuance of 636,666 shares of Common Stock and (ii) the second tranche began in mid-May 2003 and concluded on June 12, 2003 in which the Company raised an additional $1,462,500 through the issuance of 974,997 shares of Common Stock.

By agreement dated July 22, 2003, M.H. Meyerson & Co., Inc., d/b/a Crown Financial Group, Inc., (“Crown”) and Spear, Leeds & Kellogg, L.P. (“SLK”) have agreed to extend the date of maturity from August 31, 2003 to August 31, 2005 of the National Association of Securities Dealers (“NASD”) approved $2,000,000 subordinated loan agreement dated June 3, 1997, as amended. The extension of the maturity of the subordinated loan occurred in conjunction with a renegotiation of the clearing services SLK provides to Crown.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, those under “Management’s

Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and “Legal Proceedings”, and the documents incorporated by reference, may constitute forward-looking statements. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, readers are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Since such statements involve risks and uncertainties, the actual results and performance of the Company may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Unless otherwise required by law, the Company also disclaims any obligation to update its view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this report. Readers should carefully review the risks and uncertainties detailed herein, and in other reports or documents the Company files from time to time with the SEC. This discussion should be read in conjunction with the Company’s financial statements and the notes thereto contained in this report.

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

Our securities transactions with clients are executed as principal, riskless principal or agent. Profits and losses on principal transactions and commission equivalents on riskless principal transactions are included within net trading revenue and on an agency basis generating commissions, and commissions earned on agency transactions are included within commissions and fees. We execute the majority of our institutional and broker-dealer client orders on a principal basis, generating net trading revenues.

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

Employee compensation and benefits expense primarily consists of salaries and wages paid to employees and profitability-based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual market making performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales and market making activities is determined primarily based on a percentage of their gross revenues net of expenses, execution and clearance costs and overhead allocations (“net profitability”).

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

Results of Operations

Three Months Ended July 31, 2003 and 2002

The net loss for the three months ended July 31, 2003 was $394,538, resulting in a loss per share on a fully diluted basis of $0.04. This compares to a net loss of $1,056,251 and a loss per share of $0.16 on a fully diluted basis for the comparable period in 2002. In the three months ended July 31, 2003, total revenues increased 71.4% to $ 5,037,295, from $2,938,290 for the comparable period in 2002, primarily related to an increase in trading and commission revenues. This is a result of the Company’s strategic restructuring and the hiring of proven professionals to accomplish its new vision.

Expenses increased 35.8% to $5,424,333, up from $3,994,541 in the comparable period in 2002. The increase is directly related to the increased level of trading activity and the restructuring.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue increased 63.4% to $4,200,440 in the three months ended July 31, 2003, from $2,570,787 for the comparable period in 2002. The increase was primarily due to the continued implementation of our new business plan, including the additions of highly skilled professionals.

Commissions and fees increased 300% to $709,010 for the three months ended July 31, 2003, from $177,463 in the comparable period for 2002. The increase reflects, among other factors, a growth in the Company’s institutional sales business.

Interest and other revenue decreased 32.7% to $127,845 for the three months ended July 31, 2003, from $190,040 in the comparable period for 2002. This reflects a decrease in our corporate finance activities for the period.

Expenses

Employee compensation and benefits expense increased 107.7% to $2,769,096 for the three months ended July 31, 2003, from $1,333,328 in the comparable period in 2002. This increase was due to the increased productivity of traders as well as additions to management and administrative personnel.

Communications and data processing only increased 4.9% to $694,961 in the three months ended July 31, 2003, from $662,587 for the comparable period in 2002, due to management’s curtailment of unnecessary services.

Execution and clearance fees decreased 2.5% to $734,727 in the three months ended July 31, 2003, from $753,332 for the comparable period in 2002, due to a negotiation of a more favorable arrangement with our clearing brokers and the more efficient utilization of ECNs in the execution of our trading activity.

Professional fees increased 65% to $395,506 in the three months ended July 31, 2003, from $239,766 for the comparable period in 2002. The increase related primarily to the development of new products and to ongoing litigation in connection with the legal matters detailed in our Form 10-K for the year ended January 31, 2003.

Business development expense increased 15.9% to $104,575 for the three months ended July 31, 2003, from $90,219 for the comparable period in 2002. The increase reflects management’s efforts to communicate the new capabilities of the Company to the market place.

Other expenses decreased 31.9% to $397,167 for the three months ended July 31, 2003, from $582,896 for the comparable period in 2002. This decrease primarily relates to the capitalization of expenses related to the development of proprietary trading software and the reduction of expenses due to the transaction described in the Liquidity Section.

Six Months Ended July 31, 2003 and 2002

The net loss for the six months ended July 31, 2003 was $2,325,330, resulting in a loss per share on a fully diluted basis of $0.26. This compares to a net loss of $2,548,974 and a loss per share of $0.39 on a fully diluted basis for the comparable period in 2002. In the six months ended July 31, 2003, total revenues increased 33.6% to $7,383,297, from $5,525,061 for the comparable period in 2002, primarily related to an increase in trading and commission revenues. This is a result of the Company’s strategic restructuring and hire of proven professionals to accomplish its new vision.

Expenses increased 26.8% to $9,701,127 up from $7,650,856 in the comparable period in 2002. The increase is directly related to the increased level of trading activity and the restructuring.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue increased 22.5% to $6,070,388 in the six months ended July 31, 2003, from $4,953,474 for the comparable period in 2002. The increase was primarily due to the implementation of our new business plan, including the additions of highly skilled professionals.

Commissions and fees increased 204% to $1,103,568 for the six months ended July 31, 2003, from $363,117 in the comparable period for 2002. The increase reflects a growth, among other factors, in the Company’s institutional sales business.

Expenses

Employee compensation and benefits expense increased 51.9% to $4,199,132 for the six months ended July 31, 2003, from $2,764,945 in the comparable period in 2002. This increase was due to the increased productivity of traders as well as strategic additions to management and administrative personnel.

Communications and data processing increased 22% to $1,640,937 in the six months ended July 31, 2003, from $1,345,352 for the comparable period in 2002. This increase, which took place in the quarter ended April 30, 2003, reflects the cost of identifying and installing new technology and replacing old technology.

Execution and clearance fees increased to $1,283,719 in the six months ended July 31, 2003, from $1,276,760 in the comparable period in 2002 an increase of only 0.5%. As our revenues expanded substantially, by 33.6%, the execution and clearance fees were only moderately effected due to a negotiation of more favorable arrangements with our clearing brokers and the more efficient utilization of ECNs in the execution of our trading activity.

        Professional fees increased 34.9% to $611,395 in the six months ended July 31, 2003, from $453,112 for the comparable period in 2002. This increase relates primarily to the development of new products and to ongoing litigation associated with the matters described in our Form 10-K for the year ended January 31, 2003.

Business development expense, increased 54% to $208,545 for the six months ended July 31, 2003, from $135,378 for the comparable period in 2002. The increase primarily reflects management’s efforts to communicate the new capabilities of the Company to the market place.

Depreciation and amortization expenses decreased 12.5% to $93,272 for the six months ended July 31, 2003 from $106,576 for the comparable period in 2002.

Other expenses increased 9.3% to $1,112,626 for the six months ended July 31, 2003 from $ 1,017,746 for the comparable period in 2002. This increase primarily reflects recruiting fees related to new management incurred during the three months ended April 30, 2003 and fees related to the creation of a new corporate identity.

Liquidity

The Company historically financed its operations with existing capital and funds generated from operations. In addition, as discussed in Note 10 in the Notes to Financial Statements of this Form 10-Q, the Company raised $2,417,500 in a private placement that concluded on June 12, 2003. Additionally, as discussed in Note 10 in the Notes to Financial Statements of this Form 10-Q, in May 2003 the Company completed a transaction consisting of a sale of securities and receivables, and a reimbursement of expenses with the Company’s former Chairman and Chief Executive Officer, Martin H. Meyerson, for $1,350,000 (the “Transaction”) which had an immediate effect of raising the Company’s net capital by a like amount.

As of July 31, 2003, the Company had $11,910,253 in assets, 76% of which consisted of cash or assets readily convertible into cash, principally receivables from brokers and dealers and securities owned. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on Nasdaq, on the OTC Bulletin Board and in the Pink Sheets. At July 31, 2003, the Company had working capital of $7,623,610.

Loss before income taxes, depreciation and amortization was $338,956 and $1,003,751 for the three months ended July 31, 2003 and 2002, respectively. Depreciation expense was $48,082 and $52,500 for the three months ended July 31, 2003 and 2002, respectively.

As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended. The rule requires the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the Net Capital Rule prohibits a broker-dealer from permitting its “aggregate indebtedness” from exceeding fifteen times its net capital as those terms are defined. On July 31, 2003, the Company’s aggregate indebtedness and net capital were $5,750,100 and $3,235,956, respectively, a ratio of 1.78 to 1.00.

The Company entered into an NASD approved subordinated loan agreement with Spear, Leeds Kellogg, L.P. dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and the maturity of the subordinated loan was recently extended to August 31, 2005, as discussed in footnote 10 in the Notes to Financial Statements of this Form 10-Q. The loan is subject to monthly interest payments at the prime rate and is unsecured. Additionally, the Company entered into an NASD approved subordinated loan agreement with two stockholders, Joelle Meyerson and John P. Leighton. The agreement with Meyerson was effective December 10, 2002 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures December 31, 2003. The agreement with Leighton was effective January 14, 2003 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures January 31, 2004. The Company does not have any additional debt commitments or long-term debt at July 31, 2003. The Company believes that existing capital and cash flow from operations, together with the Company’s recent private placement, should be sufficient to meet its anticipated working capital and capital expenditure cash requirements for the near future, but the Company will continue to monitor such on a regular basis.

Subsequent Events

In August 2003, the Company closed its Merchant Banking unit and substantially reduced its Retail unit to focus on its core businesses. These actions are not expected to materially impact profitability.

The Company has hired Robert I. Turner as the Company’s Vice-Chairman, Executive Vice President, Chief Financial Officer and Treasurer effective September 15, 2003. In conjunction with this position, Mr. Turner has resigned from the Company’s 162(m) Committee and the Audit Committee, of which he served as Chairman.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others (“FIN 45”) which provides accounting and disclosure requirements for certain guarantees. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

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

The fair value of these securities at July 31, 2003 was $2,044,110 in long positions and $693,497 in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $135,061 loss as of July 31, 2003, due to the offset of losses in long positions with gains in short positions.

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

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters, other proceedings and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

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

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Annual Report on Form 10-K for the year ended January 31, 2003 and Note 6 in the Notes to Financial Statements included in this Form 10-Q. Since the filing of our Annual Report on Form 10-K on May 1, 2003, and based on management’s review with outside counsel, no material developments have occurred.

Item 2.	Changes in Securities and Use of Proceeds

On June 12, 2003, the Company completed its private placement in which shares of Common Stock were offered without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement” ). The Private Placement consisted of two tranches: (i) the first tranche began at the end of March 2003 and ended in the first week of April 2003, in which the company raised $955,000 through the issuance of 636,666 shares of Common Stock; and (ii) the second tranche began in mid-May 2003 and concluded on June 12, 2003, in which the Company raised an additional $1,462,500 through the issuance of 974,997 shares of Common Stock. The proceeds will be used for general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company filed a Schedule 14A Preliminary Proxy Statement on September 5, 2003 announcing its plan to hold its Annual Meeting on October 16, 2003 for the purposes of:

(i)	approving an amendment to the Company’s name from M.H. Meyerson & Co., Inc. to Crown Financial Group, Inc.;

(ii)	approving an amendment to the Company’s Certificate of Incorporation that will eliminate the classification and staggered terms of the Company’s Board of Directors;

(iii)	electing of three members of the Company’s Board of Directors;

(iv)	approving the 2003 Equity Incentive Plan;

(v)	ratifying the appointment of Ernst & Young LLP as the Company’s independent accountants for the fiscal year ending January 31, 2004;

(vi)	transacting such other business as may properly come before the Annual Meeting or any adjournments thereof.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

The following reports on Form 8-K were filed subsequent to the quarter ended April 30, 2003:

On June 17, 2003, the Registrant filed a Form 8-K announcing the change in the Registrant’s independent accountants to Ernst & Young LLP.

On June 27, 2003, the Registrant filed a Form 8-K/A amending the June 17, 2003 Form 8-K regarding the Registrant’s change of independent accountants to Ernst & Young LLP.

On August 7, 2003 the Registrant filed a Form 8-K announcing an agreement with Spear Leeds & Kellogg, L.P. (“SLK”) extending the date of maturity of a subordinated loan agreement in conjunction with a renegotiation of the clearing services SLK provides the Registrant.

On August 18, 2003 the Registrant filed a Form 8-K announcing the change of its market participation identification symbols.

(b) Exhibits

Exhibit No.	Exhibit
3.3	Amended and Restated By-Laws of the Registrant

10.11	Amended and Restated Employment Agreement dated September 2, 2003 by and between M.H. Meyerson & Co., Inc. and John P. Leighton

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 15th day of September, 2003.

M.H. MEYERSON & CO., INC.

By:	/s/ JOHN P. LEIGHTON
John P. Leighton Chairman, Chief Executive Officer and President