Form 10-K/A
period 2003-01-31
CROWN FINANCIAL GROUP INC
filed 2004-03-09
CIK 913781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-23410

CROWN FINANCIAL GROUP, INC.

(formerly M.H. MEYERSON & CO., INC.)

(Exact name of registrant as specified in its charter)

New Jersey	13-1924455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Newport Tower, 525 Washington Blvd., Jersey City, New Jersey 07310

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 459-9500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒.

As of the date of the filing of this Form 10-K/A, the Company is not current with respect to the filing of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2003. The delay is a result of the Company restating certain of its public reports as a result of the recently discovered financial overstatements as described in this Amended Annual Report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

At March 5, 2004, 11,489,833 shares of Common Stock, $0.01 par value, of the registrant (the “Common Stock”) were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $25,279,997 based on the closing price of $3.84 per share on July 31, 2003.

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “our” shall mean Crown Financial Group, Inc., f/k/a M.H. Meyerson & Co., Inc., and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2003 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Results of Operations and elsewhere as appropriate. This Annual Report on Form 10-K/A, including the Consolidated Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

AVAILABLE INFORMATION

Our reports, proxy and information statements and other information filed with the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 (1-800-SEC-0330), and are also available from the SEC’s website. The SEC’s Internet address is http://www.sec.gov. The Company provides a link to our filings at the SEC’s website on the Company’s website, www.crownfin.com.

INTRODUCTORY NOTE

The following is Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as originally filed on May 1, 2003 and amended by this filing, is being filed to reflect the restatement of the Company’s financial statements for the years ended January 31, 2003, 2002 and 2001 (see “Restatement of Financial Statements” and Note 2 of Notes to Consolidated Financial Statements) and to revise certain disclosures and presentations in other parts of the Form 10-K to be consistent with the restated financial statements.

The items amended and supplemented are as follows:

Part I, Item 1.	Business

Part I, Item 2	Properties

Part I, Item 3.	Legal Proceedings

Part I, Item 4.	Submission of Matters to a Vote of Security Holders

Part II, Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Part II, Item 6.	Selected Financial Data

Part II, Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Part II, Item 8.	Financial Statements and Supplementary Data

Part II, Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III, Item 10	Directors and Officers of the Registrant

Part III, Item 11	Executive Compensation

Part III, Item 14.	Controls and Procedures

Part IV, Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

In addition, the Company updated its “Risk Factors” within the Business Section, and has disclosed significant events (in sections titled “Subsequent Events”) throughout this Amended Annual Report on Form 10-K/A that have effected the Company since the Company’s Annual Report on Form 10-K was originally filed on May 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

However, as this Amendment to the Form 10-K for the fiscal year ended January 31, 2003 as originally filed on May 1, 2003 contain restatements of previously issued annual and interim financial information, and numerous significant events have occurred since May 1, 2003, we urge you to also refer to the Current Reports on Form 8-K and the Quarterly Reports on Form 10-Q and Form 10-Q/A filed since January 23, 2003 as listed below:

•	Current Report on Form 8-K filed with the SEC on January 23, 2003

•	Current Report on Form 8-K filed with the SEC on February 19, 2003

•	Current Report on Form 8-K filed with the SEC on June 17, 2003

•	Current Report on Form 8-K/A filed with the SEC on June 27, 2003

•	Current Report on Form 8-K filed with the SEC on August 18, 2003

•	Current Report on Form 8-K filed with the SEC on September 17, 2003

•	Current Report on Form 8-K filed with the SEC on October 23, 2003

•	Current Report on Form 8-K filed with the SEC on October 30, 2003

•	Current Report on Form 8-K filed with the SEC on November 5, 2003

•	Current Report on Form 8-K filed with the SEC on November 17, 2003

•	Current Report on Form 8-K filed with the SEC on November 24, 2003

•	Current Report on Form 8-K filed with the SEC on November 28, 2003

•	Current Report on Form 8-K filed with the SEC on December 15, 2003

•	Amended Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2003 filed with the SEC on March 9, 2004

•	Amended Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 2003 filed with the SEC on March 9, 2004

•	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 filed with the SEC on March 9, 2004

RESTATEMENT OF FINANCIAL STATEMENTS

In January of 2003, John P. Leighton became the Company’s Co-Chairman and Chief Executive Officer. Subsequently, he assumed the role of sole Chairman and President, and installed a new management team and a new business plan. In mid-September 2003, a new finance team was also appointed to further the implementation of this new business plan as the new management believed that the previously engaged accounting and finance personnel performing these functions during the previous periods did not possess adequate experience and expertise.

On October 17, 2003, as part of the closing of the Company’s financial records for the month of September 2003, the new finance team of the Company determined that certain items in the Company’s previously issued unaudited financial statements for the interim periods of the year ended January 31, 2004, were misstated. Additionally, the Company had been under a routine finance and operations review by the National Association of Securities Dealers, Inc. (“NASD”) staff from February 2003 to August 2003. Before this, the Company had also been subject to a special financial examination by the NASD in 2002 covering the periods of April-June 2002 and October-December 2002. On September 17, 2003 and October 22, 2003, respectively, contemporaneously to the discovery of the misstatements described above, reports were issued by the NASD documenting their findings of the routine finance and operations review in 2003, and the special financial examination in 2002. These reports identified, among other things, certain adjustments required to correct improper methods in accruing certain expenses and related liabilities.

The Company immediately commenced an internal review to determine the scope of the financial statement misstatements and to issue restated financial statements for any prior periods materially impacted by the misstatements. The internal review was conducted by the Company’s new management team. The Company’s independent auditors, Sanville & Company and Ernst & Young LLP, (which replaced Sanville & Company as the Company’s independent auditors for the fiscal year ended January 31, 2004) also participated in the review. As the restatement of the Company’s financial statements would have an effect on its compliance with the SEC’s net capital requirements, the Company secured a capital infusion of approximately $1.7 million in the form of a capital contribution (without the issuance of additional shares of Common Stock). The Company committed significant human and financial resources to ensure the review was completed in a thorough, independent and expeditious manner.

As a result of the findings of the review, the Company has restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. The impact of the restatement on periods prior to the fiscal year ended January 31, 2001 is reflected as an adjustment to opening retained earnings as of February 1, 2000.

Set forth below are the nature of the principal adjustments made in restating the Company’s financial statements:

•	Adjustments to clearing broker balances. It was determined that the clearing broker statements were incorrectly reconciled to the accounting records, and the methodology for recording balances with clearing brokers was not consistently applied. As a result, amounts recognized as trading revenues and expenses, and net securities balances were overstated and trading accounts were double counted.

•	Adjustments to expenses and accruals. It was determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were only expensed when paid, as opposed to when incurred. This resulted in timing differences as expenses were recognized in the Statements of Operations in the wrong periods.

•	Adjustments to prepaid expenses. It was determined that certain prepaid expenses were not recorded and amortized correctly, resulting in timing differences as expenses were recognized in the Statements of Operations in the wrong periods.

•	Adjustments to the accounting for the consolidation and sale of the Company’s subsidiary, Emeyerson.com, Inc. (“EMEY”). It was determined that EMEY was not consolidated by the Company for the six months ended July 31, 2001, and that the sale of EMEY in exchange for an interest in ViewTrade on July 25, 2001 was incorrectly accounted for. This resulted in an understatement of the Company’s consolidated revenue and expenses, a failure to recognize the gain on the sale of EMEY, and an understatement of the initial fair value of the Company’s investment in ViewTrade. The understatement of the initial fair value of the Company’s investment in ViewTrade also affected the Company’s subsequent assessments of the recoverability of that investment, and the restatement has led to the recording of subsequent impairments in investment in ViewTrade.

•	Adjustments to compensation and consulting expense due to issuance of stock options. It was determined that the compensation and consulting expense related to the issuance of stock options to consultants and employees were not properly recorded.

•	Adjustments to various classifications within the Statements of Operations and Statements of Financial Condition. It was determined that there were errors in the classification of certain assets and expenses within the line items in the Statements of Operations and Statements of Financial Condition that resulted in the need to reclassify the presentation of those items.

•	Other adjustments.

Following its decision to restate its financial statements for the matters described above, the Company also reclassified certain prior year financial statement amounts to conform to the current year presentation.

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a reduction in the net securities owned/sold and receivable from broker-dealers’ balances in the Statement of Financial Condition of $1,194,025 as at January 31, 2003. In the Statement of Operations for the year ended January 31, 2003, this adjustment led to a net reduction in trading revenue of $1,528,165, an increase in commissions of $104,395, and a decrease in trading expenses of $229,745 (an aggregate effect of $1,194,025 or $0.18 per share). No differences were noted for the years ended January 31, 2002 and 2001.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $799,294 and $217,959 as at January 31, 2003 and 2002, respectively. The adjustments increased expenses $581,335 ($0.08 per share) and $217,959 ($0.03 per share) for the years ended January 31, 2003 and 2002, respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses and a decrease in expenses amortized to the statement of operations for the year ended January 31, 2003 of $ 86,124, or $0.01 per share. No differences were noted for the years ended January 31, 2002 and 2001.

Adjustments to the consolidation and sale of subsidiary:

The Company determined that it did not consolidate its interest in the losses of its subsidiary, EMEY, for the six months before its sale on July 25, 2001. The net loss of EMEY for the period February 1, 2001 to July 25, 2001 was $1,679,841, with the minority interest in this loss being $767,855, resulting in a net increase in the Company’s net loss of $911,986 ($0.13 per share) for the year ended January 31, 2002. As part of the consolidation of EMEY for the years ended January 31, 2001 and 2000, the Company incorrectly recognized a current tax benefit for its share of the operating losses of EMEY. As EMEY had no history of income, this benefit should have been subject to a valuation allowance offsetting its effect on the income tax provision. This adjustment has led to an increase in income tax expense of $379,542 ($ 0.05 per share) for the year ended January 31, 2001 and a decrease in retained earnings of $76,222 for the year ended January 31, 2000.

In addition, the Company did not properly account for the sale of EMEY. In July 2001, the Company’s subsidiary EMEY agreed to merge with VTS Acquisition Corp (subsequently renamed ViewTrade Financial Network Inc.), a wholly owned subsidiary of ViewTrade Holding Corporation (“ViewTrade”). In connection with the merger, the stockholders of EMEY received ownership interests in ViewTrade aggregating 28.3994% in exchange for 100% ownership of EMEY. On the date of the merger, the Company owned 54.29% of EMEY. As a result, the Company received an ownership interest of 15.418% of ViewTrade and such investment was not recorded at a fair value of $1,383,569. The Company did not properly account for the gain on the sale of this subsidiary (representing the difference between the Company’s investment in EMEY and the fair value of the interest in ViewTrade it received), and has restated its financial statements to record a gain on sale of subsidiary of $23,997 for the year ended January 31, 2002, and a net increase in the fair value of the Company’s investment in ViewTrade of $1,043,569 as at the date of the merger.

On September 11, 2001, the ViewTrade head office located in the World Trade Center was destroyed. ViewTrade suffered declines in revenues due to the breakdown in their operations, as well as the decline in market conditions affecting ViewTrade’s business immediately following the terrorist attack. Following these events, the Company has recorded as an adjustment an impairment charge to their investment in ViewTrade of $1,184,008 ($0.18 per share) for the year ended January 31, 2002. The continuing decline in market conditions affecting ViewTrade’s business resulted in a further impairment charge of $94,817 ($0.01 per share) for the year ended January 31, 2003. These adjustments led to a decrease in the value of the investment in ViewTrade of $1,184,008, offset by the increase of $1,043,569 above (aggregate decrease of $140,439) as at January 31, 2002. These adjustments resulted in a net decrease in the value of the investment in ViewTrade of $235,256 as at January 31, 2003.

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. The adjustments to properly account for the options granted to employees and consultants resulted in an increase of $100,421 in additional paid-in-capital, $97,071 in unearned compensation and $3,350 in compensation expense for the year ended January 31, 2003, a decrease of $568,750 in additional paid-in-capital and compensation expense for the year ended January 31, 2002 ($0.09 per share), and a decrease of $27,600 in additional paid-in-capital and compensation expense for the year ended January 31, 2001.

Adjustments to various classifications within the Statements of Operations and Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the years ended January 31, 2003, 2002 and 2001. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. The NASD arbitration settlement expense was reclassified from professional expenses to a separate line item. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the years ended January 31, 2003, 2002 and 2001. There were also certain errors in the classification of assets within the Statements of Financial Condition at January 31, 2003 and 2002, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share, that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This reduction has been reflected in the Statement of Operations for the year ended January 31, 2002.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as of January 31, 2003 and 2002.

c)	The Company determined that incorrect depreciation rates were used for the year ended January 31, 2003, resulting in a decrease in depreciation of $69,365 or $0.01 per share, for the year ended January 31, 2003.

d)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 25,000, 25,000 and 54,000 shares to the total shares of common stock outstanding for the years ended January 31, 2003, 2002 and 2001, respectively.

e)	The effect of the pre tax restatement adjustments above have led to timing differences in the tax provision between periods. These timing differences have resulted in an increase in tax expense of $12,098, $446,432 ($0.07 per share) and $78,647 ($0.01 per share) for the years ended January 31, 2003, 2002 and 2001, respectively, and a decrease in restated retained earnings of $73,421 as at January 31, 2000. There is an additional net tax expense and corresponding credit to paid-in-capital of $3,248, $35,866 and $582,761 related to stock options for the tax years ended January 31, 2002, 2001 and 2000, respectively. For purposes of SFAS No. 109, Accounting for income taxes, SFAS No. 123 states that any excess tax deduction for exercised stock options over the book deductions should be credited directly to additional paid in capital. Over the course of the restatement, the Company discovered that there were options exercised during the above referenced periods that were not reflected in the tax provision. As such, the benefits for these deductions are credited directly to additional paid in capital, in accordance with SFAS No. 123. There is no net effect of these timing differences over the periods presented, as they are offset by the benefit of net operating loss carrybacks. It is significant to note that, as the Company has placed a valuation allowance against the deferred tax asset, there is no net change in the deferred tax asset.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the year ended January 31
	2003		2002		2001
	Net loss	Net loss per share	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(6,248,699)	$(0.94)	$(12,227,471)	$(1.86)	$(508,272)	$(0.08)
Reconciliation of clearing broker statements	(1,194,025)	(0.18)	—	—	—	—
Accrual of expenses	(581,335)	(0.08)	(217,959)	(0.03)	—	—
Prepaid expenses	86,124	0.01	—	—	—	—
Stock compensation	(3,350)	—	568,750	0.09	27,600	—
Depreciation	69,365	0.01	—	—	—	—
Tax benefit	423,180	0.06	(423,180)	(0.06)	—
Unconsolidated loss of subsidiary	—	—	(911,986)	(0.13)	—	—
Tax adjustment on consolidation of subsidiary	—	—	—	—	(379,542)	(0.05)
Gain on sale of subsidiary	—	—	23,997	—	—	—
Impairment of investment	(94,817)	(0.01)	(1,184,008)	(0.18)	—	—
Tax adjustments	(12,098)	—	(446,432)	(0.07)	(78,647)	(0.01)

As restated	$(7,555,655)	$(1.13)	$(14,818,289)	$(2.24)	$(938,861)	$(0.14)

The impact on the Statements of Operations, Statements of Financial Condition and Statements of Cash Flows, as a result of the above adjustments, is illustrated on a condensed basis below. Also see Note 2 of Notes to Consolidated Financial Statements. The amounts previously reported are derived from the original Form 10-K for the year ended January 31, 2003.

	For the year ended January 31, 2003		For the year ended January 31, 2002		For the year ended January 31, 2001
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Operations:

Total revenues	$10,427,007	$9,271,589	$16,536,985	$17,709,852	$72,389,724	$72,389,724

Total expenses	16,252,202	16,803,267	31,868,542	35,530,470	73,914,294	73,886,694

Net loss	$(6,248,699)	$(7,555,655)	$(12,227,471)	$(14,818,289)	$(508,272)	$(938,861)

Basic earnings per share	$(0.94)	$(1.13)	$(1.86)	$(2.24)	$(0.08)	$(0.14)

Diluted earnings per share	$(0.94)	$(1.13)	$(1.86)	$(2.24)	$(0.08)	$(0.14)
Shares used in basic earnings per share calculation	6,625,571	6,661,377	6,580,683	6,616,329	6,566,022	6,611,370
Shares used in diluted earnings per share calculation	6,625,571	6,661,377	6,580,683	6,616,329	6,566,022	6,611,370

	January 31, 2003		January 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Financial Condition:

Total assets	$10,520,816	$9,063,178	$17,308,019	$16,567,767

Total liabilities	8,821,170	9,625,349	9,857,471	10,075,430

Total stockholders’ equity	1,699,646	(562,171)	7,450,548	6,492,337

Total liabilities and stockholders’ equity	$10,520,816	$9,063,178	$17,308,019	$16,567,767

	For the year ended January 31, 2003		For the year ended January 31, 2002		For the year ended January 31, 2001
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Cash Flows:

Net cash (used in) provided by operating activities	$(990,175)	$(1,062,560)	$(6,569,750)	$(8,232,689)	$814,813	$14,714

Net cash provided by (used in) investing activities	—	72,385	(3,055,351)	(1,392,122)	2,840,777	(96,067)

Net cash provided by financing activities	1,100,297	1,100,297	24,498	24,208	122,261	3,859,204

PART I

Item 1. Business.

OVERVIEW

CROWN FINANCIAL GROUP, INC. (the “Company”), formerly known as M.H. MEYERSON & CO., INC., established in 1960, is a leading market maker currently making markets in approximately 8,500 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, the OTC Bulletin Board, and the Pink Sheets. This activity has accounted for 85% or more of the Company’s revenues during each of the fiscal years ended January 31, 2003 and 2002. The Company is registered with the SEC and is a member of the NASD.

On January 14, 2003, John P. Leighton assumed control of the Company’s daily activities in the capacity of Co-Chairman and Chief Executive Officer. Over the next month, Mr. Leighton, formerly head of institutional sales of Knight Equity Markets, L.P. (formerly Knight Securities, L.P.) (“Knight”) with over 26 years experience in the securities industry, assumed the additional role of President and installed a management team that, collectively, has extensive relevant industry and professional experience. In one form or another, this team spent nearly five years together at Knight. The Company is highly confident that this new management team has the vision, foresight, and experience to execute its business plan, successfully.

On April 22, 2003, Martin H. Meyerson, Co-Chairman and founder of the Company, retired and Mr. Leighton became Chairman. Mr. Meyerson devoted 42 years to the Company.

The Company’s new management team has implemented and will continue to implement steps to create a dynamic, innovative and service-oriented liquidity provider. New management finds the time and circumstances propitious for such an endeavor. Over the last several years the brokerage industry has experienced significant consolidation through merger and acquisition, the collapse of the Internet bubble, a protracted bear market, the implementation of decimalization and the resulting reduction in spreads or minimum price variations (“MPV”). Exacerbating these adverse conditions is an increase in competition for execution services from Electronic Communications Networks (“ECNs”) and regional securities exchanges trading via unlisted trading privileges (“UTP Exchanges”). These factors have reduced significantly the number of securities dealers making markets in Nasdaq and non-Nasdaq OTC securities over the past several years, especially since the decimalization of and reduction in trading increments in the first quarter of 2001.

The presence of ECNs and UTP Exchanges means that the national market for the trading of Nasdaq stocks has become more fragmented. These ECNs and UTP Exchanges are members-only trading systems and, unless they agree otherwise, they cannot be accessed through the facilities of The Nasdaq Stock Market, Inc. Notwithstanding their inaccessibility, their top-of-book is included in the national best bid/offer (“NBBO”), which drives the pricing of order executions. Moreover, without the ability to execute against the quote of these away markets, market makers cannot use those bids and offers to manage the risks attendant to their inventories. In other words, market makers cannot lay off risk to those other buyers and sellers, who may well be driving the pricing for trades, making it much more difficult to manage their inventories and influence pricing of liquidity.

Consolidation in the industry has included the acquisition of many of the largest wholesale market makers by global financial companies. These acquisitions were initiated during the previous bull market. Because market conditions have been so severe, many brokers determined that they were over staffed in the current market environment and were forced to reduce their market making activities and headcounts. A few brokers ceased market making entirely. As a result, significant opportunity exists for the remaining market makers to obtain greater market share.

Competition and choice in a trading partner drives the marketplace. Brokers that use wholesale market makers like to have more than one relationship. Liquidity is extremely important to brokers to satisfy their customers’ buying and selling instructions in such a way as to achieve best executions for their orders. Dealers provide that liquidity; having several dealers from which to choose from enables brokers to manage the risks that one dealer’s trading system does not accept the brokers’ orders. In addition, routing orders to more than one dealer creates competition among those dealers to win a larger percentage of the brokers’ better order flow. Brokers are searching for other destinations for their order flow. The Company intends to take advantage of the consolidation in the marketplace.

The Company finds its greatest opportunity in the market segments vacated by the retreating brokerage firms, principally, Nasdaq Small Cap, Bulletin Board (“OTCBB”) and Pink Sheet stocks. They are market sectors where the Company has specialized in trading and market making. A recent report by the industry’s primary overall ranking service for market makers, AutEx/BlockDATA, published by Thomson Financial’s AutEx Group, supports the Company’s model. This industry reporting service that publishes daily trading volume and market share statistics reported by market makers, ranked the Company sixth in Bulletin Board and ninth in Nasdaq SmallCap share volume in these markets for the 2002 calendar year and sixth and fifth, respectively, in 2003. Many market makers ranked above the Company have either closed or reduced their involvements in these markets over the last year. The Company believes that it is well positioned to fill this void by offering brokers, dealers, and asset managers another choice of liquidity provider, and in the process garnering market share and pricing power.

The Company has instituted stringent cost controls, and continues to monitor diligently its costs. The Company plans to shift away from fixed labor costs, and towards variable labor costs that are aligned more closely with the profitability of the Company. Thus, any new business that can be added onto the existing infrastructure may result in much of the new revenues reaching our bottom line. The Company continues to focus on ways to reduce operating costs even further while seeking additional sources of top line revenue. The Company has been able to achieve this through salary reductions, reduction in headcounts, and through the acquisition of state-of-the-art trading technology. Additionally, some of new management has agreed to forgo a part of their salaries until the Company’s operations and financial condition stabilize, in addition to having made equity capital infusions of $830,110 and a subordinated loan of $500,000. Other employees have recently added another equity capital infusion of $553,950. The Company is committed to a goal of limiting any material increases in its daily operating costs to amounts that are supported by equal or greater increases in revenue. The Company anticipates that most new hires will be production staff that will be added without a material increase to daily fixed operating costs, as their compensation will be based on their performance.

Success in the wholesale market-making business is to a great extent a function of overall transactional volume and revenue capture per share. As the number of market-making firms decreases, the Company has positioned itself to exploit this opportunity. While margins on a per trade basis remain small, the management is confident that a relatively low fixed overhead and innovative trading efficiencies, combined with a highly variable compensation structure, will allow the Company to increase margins and revenue capture. The new management believes, based on a review of the recent history of its revenue and transaction volume, that the development of additional quality transactions should increase top line revenue and may return the firm to profitability in the near future. This will include the development, sale and licensing of technology and the hiring of additional production staff in the institutional sales and equity trading divisions. The initial goal will be to restore the Company to profitability as quickly as possible and position it to take advantage of current opportunities that present themselves. Market conditions in the first half of 2003 were such that many of the Company’s competitors trimmed staff and overheads in an effort to hold down overall costs in the face of significant revenue deterioration caused by adverse market conditions. In the second half of 2003, many of our competitors continued to trim staff and overhead despite a rebound in global stock markets.

OVERVIEW – SUBSEQUENT EVENTS

Subsequent to the filing of the original Annual Report on Form 10-K on May 1, 2003, a recent report by the industry’s primary overall ranking service for market makers, AutEx/BlockDATA, published by Thomson Financial’s AutEx Group, ranked the Company sixth in OTC Bulletin Board and fifth in Nasdaq SmallCap share volume in these markets for the 2003 calendar year.

Consistent with the new management’s strategy to shift away from fixed labor costs, and towards variable labor costs that are aligned more closely with the profitability of the Company, most of new management has agreed to forgo a part of their salaries until the Company’s operations and financial condition stabilize. Beginning in the fiscal year ended January 31, 2004, the new management will be receiving salaries, but at levels that are below those contained in employment contracts or otherwise agreed to when those individuals joined the Company. Additionally, the Company’s Compensation Committee is currently evaluating various alternative compensation arrangements for its management and employees that will be aligned more closely with the profitability of the Company.

At the annual meeting of the shareholders held on October 16, 2003, the Company received shareholder approval of its corporate name change to Crown Financial Group, Inc. The Company’s new management believes that the new name assists in the marketing of the Company’s brand, ”Crown”, and more accurately reflects the Company’s new business model and serves to emphasize the Company’s vision as a dynamic, innovative and leading liquidity provider. The Company also changed the ticker symbols for its publicly traded common stock to CFGI from MHMY as of the opening of trading on Monday, October 20, 2003.

DIVISIONS AND OPERATIONS

Correspondent Services Group

The Correspondence Services Group caters primarily to broker dealers and is dedicated to ensuring that orders, the majority of which are electronically transmitted, are executed efficiently, effectively and in line with client specifications. Our broker-dealer clients primarily include global, national and regional broker-dealers and on-line brokers.

Institutional Sales

The Company’s Institutional Sales Group is primarily engaged in servicing institutional clients’ order execution and execution allocations. Our institutional sales force is experienced in effectively addressing the trade execution needs of our clients, and is dedicated to growing and maintaining execution-based relationships with institutions and ensuring a high level of execution quality. Our institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. The Company’s Institutional Sales and Trading Desk services block transactions in stocks listed on Nasdaq, the NYSE and AMEX. We are a leading market maker currently trading in over 8,500 securities listed on Nasdaq National Market System, Nasdaq SmallCap Market, the OTC Bulletin Board and the Pink Sheets. Based on information published by The Autex Group for December 2003, we were ranked sixth in share volume in the OTC Bulletin Board and fifth in Nasdaq SmallCap Market. As a market maker, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers. We display the prices at which we are willing to bid, meaning buy, or ask, meaning sell, these securities and adjust our bid and ask prices in response to the forces of supply and demand for each security. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively.

Larger wire house trading departments frequently trade with their institutional clients on a riskless principal basis and charge fees for the service. The Company believes that this creates a significant opportunity for the Company to offer more competitive pricing due to our relatively low cost technology platform. The Company will maintain its ability to trade on a net basis for those clients wishing fewer transactions and seeking the commitment of capital. This is an important capability to compete effectively for institutional business as more and more institutional managers seek to limit their overall costs associated with order execution.

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

Retail Client Services

As of January 31, 2003, the Company had approximately $120,000,000 in customer assets under management, which consisted of approximately 4,500 active retail customer accounts, with approximately 100 retail customer accounts representing the majority of the total assets under management. Many of the Company’s retail clients consist of individuals who are sophisticated securities investors and who have maintained their accounts with the Company for a lengthy period. Pursuant to a clearing agreement, Fiserv carries the Company’s customer accounts on a “fully disclosed” basis. This agreement also provides that each customer account’s securities positions and credit balances held at Fiserv are insured for $62.5 million and includes up to $500,000 coverage by Securities Investors Protection Corp., of which $100,000 covers cash balances.

Investment Banking

Historically, the Company’s investment banking activities has focused on developing small-cap companies. The Company pursues investment banking transactions and services spanning both debt and equity on a referral basis.

Fixed Income Securities Trading

The Company’s Fixed Income Trading is engaged in the trading of debt instruments including U.S. Treasury and agency obligations, corporate and municipal debt securities on an agency basis.

DIVISIONS AND OPERATIONS – SUBSEQUENT EVENTS

Subsequent to the filing of the original Annual Report on Form 10-K on May 1, 2003, the following events have occurred with respect to our divisions and operations.

Correspondent Services Group

The Correspondent Services Group has been renamed the Broker-Dealer Sales.

Over-The-Counter Market Making & Listed Trading

The Company’s Institutional Sales and Trading Desk has been renamed the Over-The-Counter Market Making & Listed Trading Group. The Company has expanded its trading department to trade in stocks listed on foreign exchanges such as the Euronext, the Australian Stock Exchange, the Tokyo Stock Exchange and the Hong Kong Stock Exchange through the Company’s International Trading Group.

Retail Client Services

The Company has decided to exit the retail segment of its business based on its decision that these activities do not support our core business. We are scheduled to transfer our retail customer accounts to another firm by March 27, 2004.

BUSINESS PLAN

New management intends to increase its revenue through various initiatives while maintaining discipline on cost controls to generate earnings. As described in the Overview section, the market making industry has been under pressure due to the adverse market conditions through the first half of 2003, as well as certain market structure changes, in particular the movement in the first quarter of 2001 to decimalization with the one-cent minimum price increment. It is now more important than ever to make markets and conduct institutional sales trading from an efficient platform, i.e., one built on low cost and high technology.

Products

The Company intends to build its revenue base in a variety of ways. Essentially, the Company will provide or has begun to provide various aggressively priced, value-added products that meet the diverse liquidity requirements of our clients such as:

Market Making/Block Trading - The Company will engage in the traditional facilitation of transactions through the limited commitment of capital and the application of sophisticated trading methodologies and skills. Market makers do generate revenues in this segment of the market, but because their overhead is much higher than the Company’s, they have difficulties generating earnings. The increased risk and value-added trading capability, including analytical trading services such as volume weighted average price (“VWAP”), would demand the highest fees. The Company believes that it will obtain orders because so many dealers have vacated the space, causing brokers to look for more execution destinations.

Fee Based Trading - The Company will transact business on an agency or riskless principal basis with an attached commission (agency) or markup/markdown (riskless principal). The Company offers full access to its trading skills and tools, including analytical trading services such as best efforts VWAP, to achieve the buy-side trader’s goal of receiving complete transparency on all customer prints. Throughout this whole process the Company will be acting simply on a pass-through basis, without incurring any risk to capital.

Low Cost Client Services - The Company intends to remain a low cost provider of execution services. The Company’s relatively low cost technology platform allows the Company to generate economies of scale, which can be passed along to the Company’s customers through our pricing schedules. This also allows us to attract talented institutional sales traders, broker-dealer sales representatives, and market makers through highly competitive payouts.

Technology - For the self-directed, buy-side client, Crown sponsored access to ECNs provides the asset manager with unequalled access to liquidity in the national market for Nasdaq securities. Sponsored access puts the trading tools into the hands of the buy-side trader who chooses the execution destination for the institutional client. The Company will act as the asset managers’ broker and route the order as directed.

Expansion Strategy

The Company’s future expansion will concentrate mainly on coordinating the development of proprietary technology products, institutional sales and broker dealer sales. The Company established a London office in 2003 and is awaiting Financial Services Authority (“FSA”) approval to begin operations. The Company’s London subsidiary will be an introducing broker and will route order flow from European brokers, dealers, and asset managers to the Company’s Jersey City trading desks. Many securities firms have abandoned this line of business for which management believes a real need exists in Europe. The Company can reach various European asset managers as well as broker-dealers. The Company intends to operate the London office out of a U.K. registered subsidiary that will exist to arrange trades on an agency basis.

Expansion Strategy – Subsequent Events

Crown Financial International Limited, a wholly owned subsidiary of the Company, was established on June 2, 2003, and is currently in the process of applying for a broker-dealer license with the U.K. Financial Services Authority. As of January 31, 2004, there were 5 employees employed on a full-time basis.

Clearing Arrangements

The Company clears its securities transactions on a fully disclosed basis with Spear, Leeds & Kellogg (“SLK”), a subsidiary of Goldman Sachs & Co., for market making and Fiserv for retail, institutional and prime broker clearing. Currently, SLK clears all market-making trades for our trading desk and will assume the institutional accounts in the near future. We also utilize SLK’s Redibook Plus as an available service for the trading departments.

The current arrangement with Fiserv became effective on or about November 1, 2002. Fiserv provides clearing services for all of the Company’s retail and most of its institutional accounts. Their services also allow for matching of listed step-out transactions, alternative execution opportunities for listed securities and options, and all debt security clearing and delivery functions.

The Company does not hold client funds or securities and does not directly process back office operations. All clearing activities are carried on a fully disclosed basis with our clearing brokers. These clearing services are furnished to the Company and its clients for a fee and include billing, custody of securities, credit review (including for margin accounts) and similar activities. However, if the Company’s customers do not pay or deliver securities for a trade or if they do not properly maintain their credit balances on “margin” accounts, and there is a loss for which the Company cannot collect from our customer, the Company is generally liable for such losses. The Company maintains its back office and compliance divisions to supervise its activities generally and to ensure financial and regulatory compliance with applicable rules.

Clearing Arrangements – Subsequent Events

Management has renegotiated rates with SLK that decrease as transactions increase, thereby helping to control variable costs as business increases. In this connection, SLK agreed to extend the maturity date of our subordinated loan of $2,000,000 from August 31, 2003 to August 31, 2005.

The clearing relationship with Fiserv will conclude upon the final transfer of the Company’s retail accounts as noted above under “Retail Client Services”. As of December 15, 2003, all new institutional customer accounts are being opened at SLK.

Technology

The Company’s technology strategy incorporates a blend of vendor applications and proprietary innovation. The Company applies a comparative advantage model in determining what is outsourced, and what is developed internally. In-house technology development delivers automated, analytical market making solutions, execution products custom-tailored to service a wide array of customer trading strategies, liquidity gateway services including smart order routing and trade executions.

The Company continues to develop new execution products to meet the requirements of a broad spectrum of customer trading strategies. The Company’s emerging suite of analytical trading tactics and tools offers the best of all possible execution worlds.

•	The commitment to our clients to provide sophisticated automated market making technologies required to compete, on our customers behalf, in today’s millisecond, sub-penny markets.

•	Multiple execution modes ranging from automatic internalized execution, automatic takeout, and pegged order posting execution.

•	Market center aggregation technology that uncovers liquidity from Super Montage participants, all major ATS and ECNs, and our own book.

•	State of the art analytical trading tools that utilize sophisticated algorithmic models and Tactic Engine technology.

The Company is a leader in providing FIX and TCP/IP-based connectivity solutions to the capital markets community. Crown is a major tenant in the Radianz secure IP Virtual Financial Network (VFN). This network provides meshed B2B connectivity to the financial community. Radianz helps to keep connectivity infrastructure costs low as the need to have dedicated lines to each order flow provider is eliminated.

The Company has recently migrated to Sungard’s latest version of their industry-leading equities order management system, Smart Brass. We extend the benefits of a dedicated service-bureau trading platform to our customers. At the same time, our partnership with Sungard allows us the freedom to offer state-of-the-art proprietary order management and execution services to our customers that augment traditional Brass processing techniques.

We have augmented Sungard’s Powernet, with our own proprietary direct market access technology—providing what we believe unsurpassed smart order routing, designed to suit all types of customer-requested special handling.

The Company recently introduced to clients an Internet browser-based, full-service equities and equity option trading portal named “e*Crown”. Our platform has been designed to provide investment professionals with the tools necessary to compete in the market place. E*Crown provides seamless electronic trading capability from order entry to trade execution and reporting.

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

COMPETITION

The securities industry is very competitive and, with technical innovation, is becoming even more so. Accordingly, the Company seeks to compete based upon our strengths, which include:

•	our skilled and experienced management team

•	quality of execution

•	customer service

•	superior technology

•	innovative analytical trading models

•	robust trading systems

•	universal electronic connectivity

•	relationships with our broker-dealer and institutional clients

The Company utilizes what it considers the best and most reliable information technologies to compete and continually enhance the quality of services provided. The Company competes with large and small brokerage firms, which utilize both traditional methods and electronic commerce to transact their business.

The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater capital and other resources. Many of these competitors offer a wider range of financial services. The Company’s strategy to bridge this gap is to focus on its core businesses of execution services and create alliances with third party market product vendors thus broadening its product line without the need for significant capital outlay. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.

Market makers also compete against alternative trading venues, such as electronic communications networks, commonly referred to as ECNs. ECNs provide market participants with the ability to trade securities anonymously, manage inventory and obtain immediate display of their limit orders. ECNs provide a neutral forum in which third parties can display and match their limit orders, but unlike market makers, do not commit capital or provide enhanced liquidity to the marketplace. As a result, ECNs are more attractive to the marketplace for transactions in highly liquid securities, such as those in the Nasdaq 100, than for transactions in less liquid securities. ECNs have the ability to charge access fees to counterparties who access their liquidity. ECNs accounted for approximately 43% of Nasdaq volume in 2003 compared with the estimated 20% of Nasdaq volume they provided in 1999. ECNs also account for a small, but rising, portion of listed share volume.

In addition, over the past three years, competition for order flow in the U.S. equity markets has intensified due to the implementation of the SEC Rules 11Ac1-5 and 11Ac1-6. These rules, applicable to broker-dealers add greater disclosure to execution quality and order-routing practices. Rule 11Ac1-5 requires market centers that trade national market system securities to make available to the public monthly electronic reports that include uniform statistical measures of execution quality on a security-by-security basis. Rule 11Ac1-6 requires broker-dealers that route equity and option orders on behalf of their customers to make publicly available quarterly reports that describe their order routing practices and disclose the venues to which customer orders are routed for execution. These statistics on execution quality vary by order sender based on their mix of business. This rule also requires the disclosure of payment for order flow arrangements as well as internalization practices. The intent of this rule is to encourage routing of order flow to destinations based primarily on the demonstrable quality of executions at those destinations, supported by the order entry firms’ fiduciary requirement to seek to obtain best execution for their customers’ orders.

GOVERNMENT REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Company is registered as a broker-dealer with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulated organizations, principally the NASD, Nasdaq and national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct regular and periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

Significant legislation, rule-making and market structure changes have occurred over the last few years that have had an impact on the Company. First, decimalization was introduced in January 2001 in NYSE and AMEX listed securities, and in Nasdaq markets in April 2001. Decimalization, combined with the one-penny minimum price increment, has had a dramatic reduction in average spreads, which in turn has had a profound effect on our profitability. Second, in 2002 Nasdaq launched SuperMontage, a Nasdaq routing and execution system. SuperMontage transformed Nasdaq from a quote-driven market to a full-order-driven market as quotes and orders are treated the same. Under SuperMontage, market makers and ECNs are able to show trading interest at five different price levels, allowing investors to see individual and aggregated interest across all market participants at the National Best Bid or Offer (“NBBO”) and four additional layers above or below the NBBO. Third, the introduction of SuperMontage, which is not used by all market participants, and the increase in trading of Nasdaq-listed securities by other exchanges has created market fragmentation. This lack of linkage between market centers has resulted in an increase in locked and crossed markets, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the U.S. Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to regulatory inquiries, claims or penalties. Lastly, the Sarbanes-Oxley Act of 2002 has led to sweeping changes in corporate governance. This far reaching legislation has significantly affected public companies by enacting provisions covering corporate governance, board of directors and audit committee structure, management and control structure, new disclosure requirements, oversight of the accounting profession and auditor independence. The SEC also responded by, among other things, requiring chief executive officers and chief financial officers of public companies to certify the accuracy of certain financial reports and other SEC filings.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other U.S. governmental regulatory authorities, or the NASD. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities.

Regulatory bodies, including the NASD, are charged with safeguarding the integrity of the securities and with protecting the interests of investors participating in those markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

The SEC, NASD and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. The Company has restated its net capital, as defined, in accordance with the restated statement of financial condition for the period from January 31, 2002 to December 31, 2003, and filed amended regulatory reports to the NASD and the SEC contemporaneously with these restated filings. Based on the amended regulatory filings to the NASD and the SEC, as of January 31, 2003, the Company was required to, but did not maintain minimum net capital, in accordance with SEC rules, of $1,000,000. Our amended regulatory reports filed with the NASD also showed that, for the period from January 31, 2002 to January 31, 2004, the Company had net capital that was less than required by the SEC’s uniform net capital rule in 13 of 25 month-end periods. As a part of the NASD’s ongoing monitoring of our compliance with the SEC’s uniform net capital rule, for a period of time we were furnishing to the NASD our net capital computation on a weekly basis. As of January 31, 2004, the Company had total net capital of $1,921,359, $921,359 in excess of the Company’s minimum net capital requirement of $1,000,000. Contemporaneously with these amended filings, the Company has reported past net capital deficiencies to the NASD.

The following table summarizes the level of our restated net capital and resultant net capital excess/(deficiencies) for the period from January 31, 2002 to January 31, 2004:

Month	Net Capital As Previously Reported	Net Capital As Restated	Restated Net Capital Excess/(Deficiency)
January 2002	$2,618,370	$2,360,417	$1,360,417
February 2002	2,223,435	2,105,247	1,105,247
March 2002	1,802,764	1,244,010	244,010
April 2002	1,360,073	478,643	(521,357)
May 2002	1,786,505	837,509	(162,491)
June 2002	3,232,963	1,987,291	987,291
July 2002	2,859,925	2,066,093	1,066,093
August 2002	2,257,933	1,352,899	352,899
September 2002	1,733,892	553,143	(446,857)
October 2002	737,494	198,259	(801,741)
November 2002	964,262	(245,760)	(1,245,760)
December 2002	1,501,768	(236,201)	(1,236,201)
January 2003	1,841,138	(114,958)	(1,114,958)
February 2003	1,585,659	(680,516)	(1,680,516)
March 2003	1,553,845	(700,438)	(1,700,438)
April 2003	1,442,201	(687,823)	(1,687,823)
May 2003	3,906,640	1,606,568	606,568
June 2003	3,636,963	1,314,762	314,762
July 2003	3,239,767	587,072	(412,928)
August 2003	2,387,444	(27,611)	(1,027,611)
September 2003	(134,898)	(410,780)	(1,410,780)
October 2003	1,416,963	1,367,292	367,292
November 2003	1,596,374	1,548,243	548,243
December 2003	1,779,846	1,746,660	746,660
January 2004	1,921,359	1,921,359	921,359

GOVERNMENT REGULATION – SUBSEQUENT EVENTS

Subsequent to the filing of the original Annual Report on Form 10-K on May 1, 2003, the following events related to the Company’s compliance with various government regulations has occurred.

The NASD

The Company has been under a routine finance and operations review by the NASD staff from February 2003 to August 2003. Before this, the Company has also been subject to a special financial examination by the NASD in 2002 covering the periods of April-June 2002 and October-December 2002. On September 17, 2003 and October 22, 2003, respectively, reports were issued by the NASD documenting their findings of the routine finance and operations review in 2003, and the special financial examination in 2002. These reports identified, among other things, certain adjustments to the Company’s financial statements required to correct improper methods utilized by the Company’s former finance and accounting personnel in accruing certain expenses and related liabilities.

The Nasdaq

In its November 26, 2003 notice to the Company, the Nasdaq Listing Qualifications Panel (the “Panel”) determined to delist the Company’s securities on the Nasdaq SmallCap Market effective as of December 1, 2003 (refer to disclosures made in Form 8-K filed with the SEC on November 28, 2003). The Panel’s determination was based, in part, and as a result of the Company’s previously announced discovery of financial misstatements by the Company’s former finance department and the Company’s notice to the marketplace not to rely on the Company’s previously disclosed financial statements until the conclusion of its internal review conducted under the oversight of the Company’s Audit Committee. The overstatement was discovered during the new finance department’s closing of the Company’s financial records for the month of September 2003. Following delisting from the Nasdaq SmallCap Market, the Company’s common stock became quoted in the Pink Sheets. Since it was not eligible to trade on the OTC Bulletin Board until the Company was current in all of its periodic filings in compliance with the reporting requirements pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. The Company is appealing the Panel’s decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and has filed an appeal on December 11, 2003. However, the appeal did not stay the delisting procedures and the Company’s securities are no longer traded on the Nasdaq SmallCap Market and are being quoted in the Pink Sheets. There is no assurance that the Listing Council will reverse the delisting determination. In the event the Listing Council does not reverse the Panel’s delisting determination the Company’s securities would remain quoted in the Pink Sheets until and unless the Company determines to seek relisting on Nasdaq.

The SEC

In November 2003, the Company received an informal inquiry from the SEC in response to our announcement of the discovery of errors in the Company’s financial statements prepared by the former management. The Company initially responded to the SEC inquiry in December 2003, and since then we have had ongoing discussions with the SEC concerning the progress and results of the Company’s investigation. The Company intends to cooperate fully with the SEC’s informal inquiry.

The Department of Labor

The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plan. The annual 401(k) benefit plan audits for the years ended December 31, 2002 and 2001 had not been completed by the prior management on a timely basis. These audits are currently being performed and may lead to further examinations by the Department of Labor.

PERSONNEL

As of March 31, 2003, the Company employed a total of 98 full-time persons, whose primary roles are: 45 trading, 17 retail representatives, 11 back office personnel, 3 fixed income, 3 investment banking, 6 compliance, 5 accounting, 3 retail clerical, and 5 in executive management. The Company believes its relations with its employees are good and the Company has no collective bargaining agreements with any labor unions.

The Company’s registered representatives are required to take and pass examinations and fulfill additional required continuing education requirements administered by the NASD and state authorities in order to be qualified to transact business. The Company’s success will depend on its ability to hire and retain additional qualified trading, technical and financial personnel, who are generally in demand.

PERSONNEL – SUBSEQUENT EVENTS

As of January 31, 2004, the Company employed a total of 113 full-time persons, whose primary roles are: 63 trading, 15 information systems technology, 8 senior management, 11 back office personnel, 8 legal and compliance, 1 in human resources, 4 finance, 2 investment banking, and 1 fixed income. The Company believes its relations with its employees are good and the Company has no collective bargaining agreements with any labor unions.

RISK FACTORS

Set forth below are certain risks and uncertainties relating to the Company’s business, which have been updated to include certain risks and uncertainties resulting from the restatement of our previously issued financial statements. These are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business. If any of the following risks actually occur, the Company’s business, operating results or financial condition could be materially adversely affected.

Risks Relating to Recent Developments at Crown

Harm from negative publicity

As a result of actions taken by our former finance department necessitating this restatement, the Company has been and may continue to be the subject of negative publicity focusing on the financial statement errors and subsequent restatement. This negative publicity may have contributed and may continue to contribute to significant declines in the prices of our publicly traded securities.

Our senior management is relatively new to the Company and is required to devote significant attention to matters arising from actions of prior management

During the fiscal year ending January 31, 2004, we replaced our entire senior management and our finance department. Our new finance department began its activities in September 2003. Our new senior management team’s ability to overhaul the finance department has been and continues to be hindered by their need to spend significant time and effort dealing with our internal review of prior finance department’s actions, including communicating with regulators, auditors and other external advisors, developing effective corporate governance procedures, and designing and implementing effective internal controls. During this period and in order to complete this process, our new management will depend in part on advisors, including certain former directors. We cannot assure you that this major restructuring of our senior management and finance department, and the accompanying distractions, in this environment, will not adversely affect our results of operations.

Harm from continued regulatory scrutiny

We have received and continue to receive requests and inquiries from the SEC, NASD, shareholders and others seeking information regarding our financial condition and operations, accounting and related internal controls and details related to the financial statement errors. We cannot predict if such inquiries ultimately lead to formal investigations and enforcement actions by the SEC or the NASD, or other government agencies. If such investigations materialize, it is possible that we may be required to pay material fines, consent to injunctions on future conduct, and lose the ability to conduct securities business or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of such potential investigations will not be material and adverse to our business, financial condition, results of operations and liquidity.

The Company’s income and benefit plan tax returns and withholding practices are periodically examined by various tax authorities. The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plan. The annual 401(k) benefit plan audits had not been completed by the prior management on a timely basis. These audits are currently being performed and may lead to further examinations by the Department of Labor. It is possible that we will be subject to future examinations by various authorities, including the Internal Revenue Service and the Department of Labor. We cannot predict if such examinations will commence, nor can we predict what the results of these potential examinations may be. If such examinations materialize, we cannot assure you that the ultimate resolution of such potential examinations will not have a material adverse effect on our financial condition, results of operations and liquidity.

Declines in the price and liquidity of the Company’s common shares

The market price of the Company’s common shares has declined considerably since the disclosure of the Company’s financial misstatements in October 2003 and the liquidity has also declined considerably after the Company’s publicly traded securities were delisted from the Nasdaq SmallCap Market on December 1, 2003. While we have appealed the Nasdaq’s decision to delist our publicly traded securities, we cannot assure you that the appeal will be successful in listing, and maintaining our listing in the future. In addition, our publicly traded securities, and the global stock markets generally, have experienced significant price and volume fluctuations over the past year. We cannot assure you that the price of our publicly traded securities will not decline further or will not continue to experience significant price and volume fluctuations. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in our industry could cause the price of our publicly traded securities to fluctuate substantially.

Failure to raise additional capital to finance operations

The Company relies on its existing capital, as well as its ability to raise additional capital on an ongoing basis from various sources, including its directors, officers and employees, to finance its operations. We must continue to raise additional capital until such time when the Company generates sufficient cash flows from its continuing operations. There can be no assurances that the Company will be able to raise additional capital sufficient to fund its operations. If the Company is unable to raise sufficient additional capital, the Company’s ability to remain in business will be materially impaired.

Failure to maintain capital requirements

The SEC, the NASD and various other regulatory agencies have stringent rules regarding the maintenance of specific levels of net capital by securities broker-dealers. Net capital is an SEC-defined measure of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. If the Company fails to maintain the required net capital, the SEC could suspend or revoke the Company’s registration, or the NASD and other regulatory bodies could suspend or expel the Company, which could ultimately lead to its liquidation. Moreover, if the Company falls below certain early warning levels, the NASD could force the Company to constrict its business by reducing the number of markets it makes.

If the net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A significant operating loss, damages from litigation or any unusually large charge against net capital could adversely affect the Company’s ability to expand or even maintain its present levels of business, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Of the Company’s $3 million in subordinated loans that existed on January 31, 2003, $2 million was due and payable on August 31, 2003. By agreement dated July 22, 2003, the Company and SLK have agreed to extend the date of maturity from August 31, 2003 to August 31, 2005 of the NASD approved $2 million subordinated loan. The extension of the maturity of the subordinated loan occurred in conjunction with a renegotiation of the clearing services SLK provides to Crown. There is no guarantee that the Company will be able to renew that loan before it matures on August 31, 2005. If the Company is unable to renew or replace that loan, the Company’s ability to remain in business will be materially impaired.

At January 31, 2003, we did not maintain our required minimum net capital, as defined in the SEC’s uniform net capital rule, of $1 million. At January 31, 2004, we had net capital, as defined, of $1,921,359, which exceeded our required minimum net capital of $1 million. We cannot assure you, however, that we will be able to raise additional capital needed to maintain our required net capital, as defined, and continue our securities business.

During the period from January 31, 2002 to January 31, 2004, the Company’s net capital, as defined and restated, fell below our required minimum net capital of $1,000,000 for 13 of 25 month-end periods. It is possible that we will be required to pay material fines, lose the ability to conduct securities business or suffer other penalties to be imposed by the NASD, each of which could have a material adverse effect on our business.

Other Risks

General risks associated with fluctuations in the securities business

The securities industry has undergone several fundamental changes over the last six years as a result of new regulations at the federal and state level, the emergence of electronic communication networks, the increased prominence of retail investors, consolidation among firms in the securities industry, and the increased use of technology. These changes have resulted in an increase in the volume of equity securities traded in the U.S. equity markets and a decrease in quoted spreads between the bid and the ask prices. The introduction of decimalization and the one-penny minimum price increment in 2001 further reduced quoted spreads with a resulting decrease in our profitability and revenue capture per trade. There can be no assurance that the spreads market makers receive upon execution of trades in equity securities will not continue to decrease in the future. Any further decline in the quoted spreads between the bid and ask prices could have a material adverse effect on the Company’s business, financial condition and operating results.

Harm from regulatory and legal uncertainties

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Market makers are subject to regulations concerning certain aspects of their business, including trade practices, best execution practices, capital structure, record retention, and the conduct of directors, officers and employees. The Company’s operations and profitability may be directly affected by, among other things, additional legislation, changes in rules promulgated by the SEC, NASD, the Federal Reserve, the various stock exchanges, other self-regulatory organizations or governmental bodies, or changes in the interpretation or enforcement of existing laws and rules. Failure to comply with any of these laws, rules or regulations could result in censures, fines, the issuance of cease-and-desist orders or the suspension or disqualification of the Company’s directors, officers or employees. The Company’s ability to comply with applicable laws and rules is largely dependent on its internal system to ensure compliance, as well as its ability to attract and retain qualified compliance personnel. The Company could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on its business, financial condition and results of operations.

Risk of loss associated with market-making and trading activities

The Company conducts its market-making activities predominantly as a principal, which exposes the Company’s capital to significant risks. These activities involve the purchase, sale or a short sale of securities for the Company’s own account and, accordingly, involve risks of price fluctuations and poor liquidity, or rapid changes in the liquidity of markets that may limit or restrict the Company’s ability to either resell securities the Company purchases or to repurchase securities the Company sells in such transactions.

From time to time, the Company may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if the Company’s positions and activities were less concentrated. The success of the Company’s market-making activities depends upon its ability to attract order flow, the skill of its personnel, general market conditions, the price volatility of specific securities, and the availability of capital. To attract order flow, the Company must be competitive on order execution quality, technology, reputation, and customer service.

In the Company’s role as a market maker, we attempt to derive a profit from the difference between the price at which it buys and sells securities. Competitive forces, however, often require the Company to match the quotes other market maker’s display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, the Company is subject to a high degree of market risk. There can be no assurance that the Company will be able to manage such risk successfully or that the Company will not experience significant losses from such activities. All of the above factors could materially adversely affect the Company’s business, financial condition and operating results.

Harm by adverse economic, political, and market conditions

By its nature, the securities business generally is volatile. It is directly affected by numerous national and international factors that are beyond the Company’s control including, among others, economic, political and market conditions; the availability of short-term and long-term funding and capital; the level and volatility of interest rates; legislative and regulatory changes; currency values and inflation. Any one or more of these factors may contribute to lower levels of activity in the securities markets generally, or increased market volatility, which could result in lower revenues from the Company’s market-making activities. Any reduction in revenues or any loss resulting from the above factors could have a material adverse effect on the Company’s business financial condition and operating results.

Harm from competition to market share and financial performance

The Company derives substantially all of its revenues from market-making activities. The market for these services is rapidly evolving and competitive. The Company expects the competitive environment to continue and intensify in the future. The Company faces direct competition in its equity market-making business primarily from national and regional broker-dealers, alternative trading systems, such as ECNs, and regional exchanges trading stocks via unlisted trading privileges.

The Company competes in market making primarily on the basis of execution standards, its relationship with its customers, reputation and technology. A number of the Company’s competitors have greater financial, technical, marketing and other resources than the Company. Some of the Company’s competitors offer a wider range of services and financial products than the Company. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than the Company and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. The Company believes that new competitors may also emerge and they may acquire significant market share. There can be no assurance that the Company will be able to compete effectively with current or future competitors, which could have a material adverse effect on its business, financial condition and results of operations.

Seasonality in securities business

The Company has experienced, and may experience in the future, seasonality in our business. The Company has historically experienced a decrease in revenues in the third quarter of the year, due to lower volumes typically associated with the summer months. The Company believes that this seasonal trend will continue for the foreseeable future and that the Company’s business, financial conditions and operating results may be adversely affected by such trends in the future. As a result, period-to-period comparisons of the revenues and operating results of the Company are not necessarily meaningful and reliance upon such comparisons as indicators of future performance may be generally misplaced.

Harm from systems failures and delays

The Company’s market-making activities are heavily dependent on the integrity and performances of the computer and communications systems supporting them. The Company’s systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, and similar events. Extraordinary trading volumes or other events could cause the Company’s computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure to the Company’s computer systems or any other systems in the trading process could cause clients to suffer delays in trading. Such delays could cause substantial losses for the Company’s clients and could subject the Company to claims from its clients for losses.

Systems failures and delays may occur and could cause, among other things, unanticipated disruptions in service to the Company’s clients, slower system response times resulting in client dissatisfaction, and harm to its reputation. If any of these events were to occur, the Company could suffer a loss of clients or a reduction in the growth of its client base, increased operating expenses, financial losses, or other client claims, and regulatory sanctions or additional regulatory burdens. In addition, the Company currently does not have a live disaster recovery center. If the Company is prevented from using its current trading operations, the Company will not have business continuity. This could have a material adverse effect on the Company’s business, financial condition and operating results.

Harm from capacity constraints of systems

If the Company’s business significantly increases, the Company will need to expand and upgrade its transaction processing systems, network infrastructure and other aspects of its technology. Many of the Company’s systems are designed to accommodate additional growth without redesign or replacement; however, the Company may need to continue to make investments in additional hardware and software to accommodate growth. The Company may not be able to project accurately the rate, timing or cost of any increases in its business, or to expand and upgrade its systems and infrastructure to accommodate any increases in a timely manner. Failure to make necessary expansions and upgrades to the Company’s systems and infrastructure could lead to failures and delays, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Failure to keep pace with change, technological or otherwise

The markets in which the Company competes are characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements and changing customer demands. If the Company is not able to keep up with these rapid changes on a timely and cost-effective basis, the Company may be at a competitive disadvantage. In addition, the widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require the Company to incur substantial expenditures to modify or adapt its services or infrastructure. Any failure by the Company to anticipate or respond adequately to technological advancements, customer requirements, or changing industry standards, or any delays in the development, introduction or availability of new services, products or enhancements could have a material adverse effect on the Company’s business, financial condition and operating results.

Item 2. Properties.

The Company currently leases approximately 30,000 square feet of space in an office building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011 with two consecutive 5-year renewal options at the end of the original term. Rent charges on this office for the years ended January 31, 2003, 2002 and 2001 were $870,430, $838,745 and $807,060, respectively.

The Company, through its ongoing cost and overhead reduction strategy, may reduce the amount of square footage leased at 525 Washington Blvd. As part of this cost and overhead strategy, the Company has subleased approximately 5,800 square feet of the 35th floor space to ViewTrade Holdings, Inc., an entity in which the Company owns approximately a 15% interest (the “Viewtrade Sublease”). This agreement has a nine-month term with automatic 90-day extensions and 90-day non-renewal notification requirements.

Subsequent Events

Subsequent to the filing of the original Annual Report on Form 10-K on May 1, 2003, the Company established a wholly owned subsidiary, Crown Financial International Limited (“CFIL”) in London, the United Kingdom. CFIL currently leases approximately 415 square feet of space in an office building located at 23 Berkeley Square in London, the United Kingdom. The lease was signed on August 19, 2003, and is in effect for 12 months through August 31, 2004. Rent charges on this office for the period from September 1, 2003 to January 31, 2004 were $48,068. As of January 31, 2004, future minimum rental commitment under this non-cancelable office lease is $10,520 per month through August 31, 2004.

The Viewtrade Sublease terminated February 29, 2004.

Item 3. Legal Proceedings.

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

As a regulated broker-dealer, the Company is subject to extensive oversight under federal and state laws. Changes in market structure and the need to remain competitive require constant changes to our systems and order handling procedures. The Company continuously makes these changes while endeavoring to comply with extensive complex rules and laws. Compliance, surveillance or trading issues, common in the securities industry, and which are monitored or reported to the self-regulatory organizations (“SRO”), are reviewed in the ordinary course of business by our primary regulators: the SEC and the NASD. As an order flow execution destination, the Company is named periodically, or is asked to respond to a number of regulatory matters brought by the SEC or SROs that arise from its trading activity. In some instances, these matters may rise to an SEC or SRO disciplinary action and/or civil or administrative action.

On May 1, 2002, the NASD Regulation determined that M.H. Meyerson, & Co., Inc. and the former Head Trader, Salvatore Dacunto, manipulated the stock of Concap, Inc., a thinly traded OTC Bulletin Board security in 1998 in a scheme to artificially inflate its price in return for 100,000 restricted shares under a veiled investment banking arrangement. The Company and three of its former officers: former Chief Executive Officer Martin H. Meyerson, former President and Chief Operating Officer Michael Silvestri and Compliance Officer Joseph G. Messina were found to have failed to adequately supervise the Head Trader’s trading activities, and failed to establish and maintain adequate supervisory procedures. All parties consented to NASD Regulation’s findings without admitting or denying the allegations and were fined a total of $240,000. The Company was censured, fined $75,000 and consented to the hiring of an independent consultant to review and revise the Company’s “Chinese Wall” procedures between the Company’s trading and investment banking departments.

Except as described herein, the Company is not known to be a party to any litigation or arbitration which would have a material adverse impact on the Company or its operations.

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

Plaintiff in its Amended Complaint claims against the Company and Leventhal for breach of fiduciary duty, negligent misrepresentation and negligence. Plaintiff alleges that the Company failed to make certain disclosures in the offering memorandum concerning legal proceedings involving Rainbow’s officers, that the Company failed to ensure that Rainbow engaged in certain corporate actions and that Rainbow failed to use the offering proceeds in the manner stated in the offering memorandum. Plaintiff seeks approximately $2.6 million in damages on behalf of the “class” of investors.

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

FEDERAL SECURITIES CLAIMS (NEW JERSEY)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 div. 2724.

On June 6, 2002, the plaintiff (who is also the plaintiff in the Florida lawsuit discussed above) filed a Class Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are directors of the Company. In their compliant, Plaintiffs allege fraud claims under the federal securities law relating to the Company’s disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company’s subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc., and a litigation arising from eMeyerson’s termination of that agreement, and other matters. Plaintiffs seek damages in excess of $15 million for the alleged class.

Subsequently, a virtually identical class action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung v. M.H. Meyerson & Co., Inc., et al., U.S. District Court of New Jersey, 02 Civ. 3622. On September 24, 2002, the District Court consolidated the two cases under the caption, “In re M.H. Meyerson & Co. Securities Litigation,” Master File No. 02-CV-2724. The plaintiffs have served an Amended Complaint, which repeats the allegations of the initial pleading.

The defendants believe that the allegations of the Second Amended Complaint are meritless and fail to state legally valid claims. The defendants intend to continue to contest the allegations vigorously.

C.V.I. GROUP ARBITRATION

C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.

In May 1999, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers (“NASD”) alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and its then clearing agent, Bear Stearns & Co., Inc. (“Bear Stearns”). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $.25 per share. This claim is partially covered by the Company’s Broker/Dealer Errors and Omissions Policy for net of $1,000,000.

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

The evidence showed that claimants did not send a revocation of the Powers of Attorney until January 27, 2000 - three days after the shares were transferred. Moreover, the Powers of Attorney specifically stated that any revocation is ineffective for any transaction that was initiated before a revocation. This matter was arbitrated in Buffalo, NY on October 15-17, 2001.

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. Neither Bear Stearns nor the Company asserted cross claims against each other in the arbitration. Either may attempt, subject to defenses of the other, to assert a cross claim against the other under the clearing agreement or other law for its share of the award. The Company has filed a pending complaint in the federal district court of New Jersey in which it seeks to vacate the decision in its entirety alleging violation of several legal issues. The Claimants removed the proceeding to the United States District Court for the District of New Jersey.

While both the management of the Company and its legal counsel believe that a vacation or modification of the award is possible, due to the fact that the legal grounds for vacating an award are somewhat narrow, the Company has elected to record the $5,000,000 adverse award as a liability in its financial statements. Because the award is joint and several, and may be overturned, the Company has not accrued a reserve for interest on the award. The Company has a Securities Broker/Dealer’s Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. The Company has recorded a $1,000,000 insurance receivable in its financial statements.

EMEYERSON.COM, INC.

Two plaintiffs filed federal securities fraud claims against the Company and certain affiliated or related parties, arising from plaintiff’s private placement purchase of $300,000 in stock of eMeyerson.com Inc. that was then a subsidiary of the Company. The lawsuit was filed in the U.S. District Court, District of New Jersey as, Hemphill v. Meyerson, Civ. No. 01-5134. Plaintiffs alleged that defendants failed to disclose material facts concerning, inter alia, eMeyerson’s ownership of stock in a vendor company that was under contract to develop for eMeyerson an electronic trading platform. Defendants moved to dismiss the complaint.

On April 25, 2002, the District Court granted defendants’ motion and dismissed the complaint with prejudice and without leave to replead. The plaintiffs appealed the District Court’s order to the U.S. Court of Appeals for the Third Circuit. The Court of Appeals has since affirmed the District Court’s order and has entered a Final Judgment dismissing the case.

OPTOMEDIC MEDICAL TECHNOLOGIES LTD.

In connection with Company’s June 1998 underwriting of the securities of Optomedic Medical Technologies Ltd. (“Optomedic”), plaintiff James Stern (“Stern”) in June 1999 filed and thereafter served on Optomedic, its chief executive officer Alex Harel, and the Company a pleading styled as a federal securities class action complaint with U.S. District Court for the Eastern District of New York (the “Court”). In November 1999, the Court signed an order appointing lead plaintiffs and lead counsel in the action. Lead plaintiffs filed and served an amended complaint on the Company in May 2000. In June 2000, the Company and defendant Harel moved to dismiss plaintiff’s amended complaint.

Miscellaneous

From time to time, certain of the Company’s past and present officers, directors and employees have been named as parties in lawsuits, securities arbitration and administrative claims. These past and present officers, directors and employees are currently the subject of proceedings that are in their initial stages. In the opinion of management, based upon consultation with legal counsel, the Company is not currently a party to any other legal or arbitration proceeding not already disclosed, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on the Company’s business, financial condition and operating results.

Dissatisfied customers of the Company’s broker-dealer clients may complain to the NASD or the SEC who may investigate those complaints. These complaints may even rise to the level of arbitration or disciplinary action. In addition, the securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and the Company’s ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of no other SEC or NASD review, or NASD arbitration that would have a materially adverse impact on the Company’s business, financial condition and operating results.

Subsequent Events

Subsequent to the filing of the original Annual Report on Form 10-K on May 1, 2003, the following events have occurred with respect to the Company’s litigation and arbitration matters.

HIGHTOWER

The New Jersey Court held a hearing on the motion on February 20, 2003 and denied Plaintiffs’ motion for class certification, without prejudice to a renewal of that motion after completion of discovery. The New Jersey Court also denied Defendants’ motion to dismiss, without prejudice to defendants’ right to move for summary judgment upon completion of discovery. Defendants have since made their motion for summary judgment as discovery process ended last summer; furthermore, Defendants have opposed Plaintiff’s renewed motion for class certification. On January 6, 2004, the New Jersey Court denied the plaintiffs’ motion for class certification and heard Defendants’ motion for summary judgment.

The Court granted Defendants’ motion on February 26, 2004 and dismissed the Plaintiffs’ with prejudice. Under the New Jersey Rules of Appellate Procedure, for a period of 30 days from the date the Clerk of the Court filed the order dismissing the action, Plaintiffs could file a notice of appeal. As of the date of the filing of this report, the Company has not received notice of any such appeal. The Company continues to believe that the allegations of wrongdoing are meritless, and will defend against all claims vigorously if an appeal is filed.

FEDERAL SECURITIES CLAIMS (NEW JERSEY)

Upon the Company’s motion, and pursuant to an Order of the U.S. District Court dated September 29, 2003, the consolidated action was dismissed with leave to amend within thirty days. On or about October 30, 2003, plaintiffs filed a Second Amended Consolidated Class Action Complaint (“Second Amended Complaint”). All defendants have recently filed a motion to dismiss the Second Amended Complaint.

The Company believes that the allegations of the Second Amended Complaint are meritless and fail to state legally valid claims. The defendants intend to continue to contest the allegations vigorously.

C.V.I. GROUP ARBITRATION

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. Neither Bear Stearns nor the Company asserted cross claims against each other in the arbitration. Either may attempt, subject to defenses of the other, to assert a cross claim against the other under the clearing agreement or other law for its share of the award. The Company and Bear Stearns have each filed motions to vacate the award in its entirety with the U.S. District Court for the District of New Jersey. Bear Stearns has also requested the Court to vacate the award as to it if the Court does not vacate the entire award. These motions together, with the Claimant’s motion to confirm, should be resolved sometime during the first or second calendar quarter of 2004.

OPTOMEDIC MEDICAL TECHNOLOGIES LTD.

Pursuant to Order entered September 19, 2003, and Judgment entered September 25, 2003, the Court granted defendants’ motion to dismiss all of plaintiffs’ claims, and denied plaintiffs leave to further amend the complaint. Under the Federal Rules of Appellate Procedure, for a period of 30 days from the date the Clerk of the Court filed the Judgment in the action, plaintiff could file a notice of appeal. As of the date of the filing of this report, the Company has not received notice of any such appeal.

HOOVER ARBITRATION

James D. Hoover, Jr. and Kimberly R. Hoover v. M.H. Meyerson & Co, Inc., Martin H. Meyerson and Ronald Heller, NASD Arbitration No. 03-02234

In March 2003, claimants filed a Statement of Claim in arbitration with the NASD alleging the respondents engaged in excessive and unauthorized trading and entered into unsuitable investments in the claimants’ account. Claimants further alleged that respondent, Heller, solicited investments in several private placements in which respondents had vested interests. Claimants seek damages in the amount of $2.5 million. In May 2003, the Company filed its answer denying the allegation and moved to dismiss the claim.

The Company believes that the allegations in the Statement of Claim are meritless. The Company intends to continue to contest the allegations vigorously.

DUFF ARBITRATION

Scott L. Duff and Michele Duff v. M.H. Meyerson & Co, Inc., and Clifford Ghazai, NASD Arbitration No.

Claimants alleged a former registered representative of the Company entered unsuitable and unauthorized investments in the claimants’ account, churned the account to generate commissions, and made misrepresentation to claimants’ concerning their account and investments. Claimants also alleged that Company failed to supervise adequately the activities of its representative. Claimants seek damages in the amount of $960,000. The Company has entered an answer denying the allegations and moved to dismiss. On March 5, 2004, the Company and claimants reached an agreement in principle to settle all claims for a total of $37,500.

Other matters

In March 2004, the U.S. Securities and Exchange Commission (“SEC”) staff served Wells Notices to Knight Securities, L.P., k/n/a Knight Equity Markets, L.P., a subsidiary of Knight Trading Group, Inc. (“Knight”), its former Chairman, Kenneth Pasternak, John Leighton, a former Knight Senior Vice President and others. Mr. Leighton is the Company’s Chairman, Chief Executive Officer and President. The Wells Notices were issued in connection with an SEC investigation of Knight. Wells Notices were also issued by the NASD Department of Market Regulation (“NASD”) regarding these matters. The Wells Notices indicate that the regulators are considering recommending civil injunctive and administrative enforcement actions for possible violations of securities laws under the Securities Act of 1933 and Securities Exchange Act of 1934 and rules and regulations promulgated thereunder. The Wells Notices pertain to investigations into specific trade activity, conduct, supervision and record-keeping that occurred at Knight in 1999 through 2001. Mr. Leighton left Knight in 2000.

A Wells Notice outlines the preliminary intentions of the staff to recommend SEC or NASD enforcement actions and affords recipients an opportunity to present information and defenses in response to the Division of Enforcement staff prior to the staff making its formal recommendation on whether any disciplinary action should be authorized.

Mr. Leighton is represented by independent counsel on these matters who indicated that these allegations are based solely on his past employment at Knight. Mr. Leighton has advised the Company that he intends to file a Wells submission with the NASD and SEC presenting information and defenses to the actions and allegations being considered by the SEC and NASD. The Company is not a party to this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended January 31, 2003.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock was traded on the Nasdaq SmallCap Market (“SmallCap”) under the symbol “MHMY”. The Company’s Common Stock was traded on the Nasdaq National Market (“NMS”) through July 17, 2002. The following sets forth for the fiscal quarters as indicated the high and low sales prices for the Company’s Common Stock on the NMS and the SmallCap from February 1, 2001 through January 31, 2003. Such information reflects interdealer quotations, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2002
1st Quarter	$3.20	$2.00
2nd Quarter	$1.50	$1.06
3rd Quarter	$1.29	$0.55
4th Quarter	$0.85	$0.33

Fiscal Year 2003
1st Quarter	$0.85	$0.31
2nd Quarter	$0.71	$0.16
3rd Quarter	$0.42	$0.15
4th Quarter	$1.03	$0.33

The number of shareholders of record of the Company’s Common Stock on January 31, 2003 was approximately 85, and the number of beneficial holders of the Company’s Common Stock held in street name by various security clearing houses is estimated by management to be an additional 1,788 holders.

The Company did not declare any dividends on its Common Stock during the fiscal years ended January 31, 2003 and January 31, 2002. As compensation for services to be rendered pursuant to an employment agreement with the Company, Mr. Leighton was issued 375,000 shares of Common Stock on each of January 14, 2003 and January 30, 2003. On January 14, 2003, Michael T. Dorsey, Executive Vice President, General Counsel and Director of New Product Development of the Company, purchased 200,000 shares of Common Stock for an aggregate purchase price of $100,000. All of such shares of Common Stock were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Subsequent Events

Subsequent to the filing of the original Annual Report on Form 10-K on May 1, 2003, the Company’s Common Stock was traded on the SmallCap under the symbol “CFGI” (formerly “MHMY”) until November 28, 2003. The Nasdaq Listing Qualifications Panel determined to delist the Company’s securities due to the Company’s inability to comply with the public reporting continued listing requirement. As a result of the delisting, the Company’s securities were moved from the SmallCap Market to the Pink Sheets where they are currently traded under CFGI.PK. The Company determined to appeal the Nasdaq Panel’s determination and did so on December 11, 2003. The appeal is pending as of the date of this report. There is no assurance that the Nasdaq Listing Review Council will reverse, on appeal, the Nasdaq Panel’s delisting determination. If the latter stands, the Company’s securities will remain being traded on the Pink Sheets.

The following sets forth for the fiscal quarters as indicated the high and low sales prices for the Company’s Common Stock on the SmallCap and the Pink Sheets from February 1, 2003 through January 31, 2004. Such information reflects interdealer quotations, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2004
1st Quarter	$1.80	$0.93
2nd Quarter	$3.97	$1.18
3rd Quarter	$4.75	$2.01
4th Quarter	$2.69	$1.41

The number of shareholders of record of the Company’s Common Stock on January 15, 2004 was approximately 107, and the number of beneficial holders of the Company’s Common Stock held in street name by various security clearing houses is estimated by management to be an additional 1,805 holders.

The Company has not declared any dividends on its Common Stock since January 31, 2003, and does not plan on any dividend payments in the near future.

On October 30, 2003, the Company completed a conversion, with NASD approval, of $1 million in subordinated indebtedness into equity. Pursuant to this conversion, $1 million of subordinated debt was tendered in exchange for the issuance of the Company’s common stock. The $1 million consisted of two loans each with a principal amount of $500,000. The loans were with Mr. Leighton and Joelle A. Meyerson, the spouse of Mr. Meyerson, respectively. The common stock totaling 366,838 shares were issued on October 30, 2003, the transaction date, at a price of $2.726 per share, determined by the greater of the: (i) the closing bid price on the date of the transaction; or (ii) the average of the closing bid prices on the five business days preceding the transaction date. The shares were issued without registration and are subject to restrictions under the Securities Act of 1933.

Item 6. Selected Financial Data.

The selected financial data presented below for the five years ended January 31, 2003, should be read in conjunction with the Company’s restated Consolidated Financial Statements and related notes (including, in particular, Note 2 of Notes to the Consolidated Financial Statements) and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this amended Annual Report on Form 10-K/A.

The selected financial data for each of the two years in the period ended January 31, 2003 have been derived from restated financial statements audited by Sanville & Company, certified public accountants, whose report with respect thereto appears elsewhere in this amended annual report. The selected financial data for each of the three years in the period ended January 31, 2001 have been derived from restated financial statements audited by Vincent R. Vassallo, certified public accountant, whose report with respect to the fiscal year ended January 31, 2001 is included in this Amended Annual Report on Form 10-K/A.

	January 31,
	2003	2002	2001	2000	1999
	(restated)	(restated)	(restated)	(restated)	(restated)
STATEMENT OF FINANCIAL CONDITION DATA:

Assets	$9,063,178	$16,567,767	$35,689,372	$36,794,290	$21,548,478
Liabilities	6,625,349	8,075,430	9,913,990	12,948,157	7,021,214
Subordinated loans	3,000,000	2,000,000	2,000,000	2,000,000	2,000,000
Minority interest in subsidiary	—	—	1,923,462	680,852	—
Stockholders’ equity	(562,171)	6,492,337	21,851,920	21,165,281	12,527,264

STATEMENT OF OPERATIONS DATA:

	For the Year Ended January 31,
	2003	2002	2001	2000	1999
	(restated)	(restated)	(restated)	(restated)	(restated)
REVENUES
Net trading revenues	$7,659,032	$15,173,605	$66,937,422	$57,690,503	$28,784,099
Underwriting and investment banking fees	295,346	77,657	2,274,166	1,621,399	2,966,120
Commissions	997,660	1,149,168	1,951,047	1,992,818	1,728,938
Interest and other	319,551	1,285,425	1,227,089	816,820	400,665
Gain on sale of subsidiary	—	23,997	—	—	—

Total revenues	9,271,589	17,709,852	72,389,724	62,121,540	33,879,822

EXPENSES
Employee compensation and benefits	6,992,365	10,341,313	30,886,661	28,516,771	16,486,694
Execution and clearance charges	2,672,898	7,516,361	28,930,685	18,620,819	7,328,909
Communications and data processing	2,774,176	4,793,450	4,875,907	4,616,220	3,544,838
Occupancy and equipment rentals	1,299,593	1,120,274	1,044,700	1,034,680	996,603
Professional fees	876,851	986,957	3,027,445	1,276,145	996,005
Business development	318,708	752,732	1,292,837	841,989	920,785
Depreciation and amortization	94,043	218,208	429,909	388,817	372,175
NASD arbitration settlements	321,996	5,000,000	—	—	—
Impairment of investment	94,817	1,184,008	—	—	—
Other expenses	1,357,820	3,617,167	3,398,550	3,215,495	2,892,143

Total expenses	16,803,267	35,530,470	73,886,694	58,510,936	33,538,152

INCOME (LOSS) BEFORE TAXES	(7,531,678)	(17,820,618)	(1,496,970)	3,610,604	341,670
PROVISION FOR INCOME TAXES	23,977	(2,234,474)	241,990	2,123,699	249,642
MINORITY INTEREST	—	767,855	800,099	100,920	—

NET INCOME (LOSS)	$(7,555,655)	$(14,818,289)	$(938,861)	$1,587,825	$92,028

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion of the Company’s financial condition and results of operations has been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-K, as well as to incorporate certain conforming changes. In addition, the Company updated its disclosure with respect to recently issued accounting standards and critical accounting policies, and revised quantitative and qualitative disclosures about market risk. The following discussion should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere in this Amended Annual Report on Form 10-K/A.

RESTATEMENT OF 2003, 2002 and 2001 FINANCIAL STATEMENTS

We have restated our financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. The impact of the restatement on fiscal period ended January 31, 2001 is reflected as an adjustment to opening retained earnings as of February 1, 2000.

As discussed in Note 2 of Notes to restated Consolidated Financial Statements included elsewhere in this Amended Annual Report on Form 10-K/A, set forth below are the principal restatement adjustments included in the restatement of the previously issued financial statements.

•	Adjustments to clearing broker balances. It was determined that the clearing broker statements were incorrectly reconciled to the accounting records, and the methodology for recording balances with clearing brokers was not consistently applied. As a result, amounts recognized as trading revenues and expenses, and net securities balances were overstated and trading accounts were double counted.

•	Adjustments to expenses and accruals. It was determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were only expensed when paid, as opposed to when incurred. This resulted in timing differences as expenses were recognized in the Statements of Operations in the wrong periods.

•	Adjustments to prepaid expenses. It was determined that certain prepaid expenses were not recorded and amortized correctly, resulting in timing differences as expenses were recognized in the Statements of Operations in the wrong periods.

•	Adjustments to the accounting for the consolidation and sale of the Company’s subsidiary, Emeyerson.com, Inc. (“EMEY”). It was determined that EMEY was not consolidated by the Company for the six months ended July 31, 2001, and that the sale of EMEY in exchange for an interest in ViewTrade on July 25, 2001 was incorrectly accounted for. This resulted in an understatement of the Company’s consolidated revenue and expenses, a failure to recognize the gain on the sale of EMEY, and an understatement of the initial fair value of the Company’s investment in ViewTrade. The understatement of the initial fair value of the Company’s investment in ViewTrade also affected the Company’s subsequent assessments of the recoverability of that investment, and the restatement has lead to the recording of subsequent impairments in investment in ViewTrade.

•	Adjustments to compensation and consulting expense due to issuance of stock options. It was determined that the compensation and consulting expense related to the issuance of stock options to consultants and employees were not properly recorded.

•	Adjustments to various classifications within the Statements of Operations and Statements of Financial Condition. It was determined that there were errors in the classification of certain assets and expenses within line items in the Statements of Operations and Statements of Financial Condition that resulted in the need to reclassify the presentation of these items.

•	Other adjustments.

Following its decision to restate its financial statements for the matters described above, the Company also reclassified certain prior year financial statement amounts to conform to the current year presentation.

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a reduction in the net securities owned/sold and receivable from broker-dealers’ balances in the Statement of Financial Condition of $1,194,025 as at January 31, 2003. In the Statement of Operations for the year ended January 31, 2003, this adjustment led to a net reduction in trading revenue of $1,528,165, an increase in commissions of $104,395, and a decrease in trading expenses of $229,745 (an aggregate effect of $1,194,025 or $0.18 per share). No differences were noted for the years ended January 31, 2002 and 2001.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $799,294 and $217,959 as at January 31, 2003 and 2002, respectively. The adjustments increased expenses $581,335 ($0.08 per share) and $217,959 ($0.03 per share) for the years ended January 31, 2003 and 2002, respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses and a decrease in expenses amortized to the statement of operations for the year ended January 31, 2003 of $ 86,124, or $0.01 per share. No differences were noted for the years ended January 31, 2002 and 2001.

Adjustments to the consolidation and sale of subsidiary:

The Company determined that it did not consolidate its interest in the losses of its subsidiary, EMEY, for the six months before its sale on July 25, 2001. The net loss of EMEY for the period February 1, 2001 to July 25, 2001 was $1,679,841, with the minority interest in this loss being $767,855, resulting in a net increase in the Company’s net loss of $911,986 ($0.13 per share) for the year ended January 31, 2002. . As part of the consolidation of EMEY for the years ended January 31, 2001 and 2000, the Company incorrectly recognized a current tax benefit for its share of the operating losses of EMEY. As EMEY had no history of income, this benefit should have been subject to a valuation allowance offsetting its effect on the income tax provision. This adjustment has led to an increase in income tax expense of $379,542 ($ 0.05 per share) for the year ended January 31, 2001 and a decrease in retained earnings of $76,222 for the year ended January 31, 2000.

In addition, the Company did not properly account for the sale of EMEY. In July 2001, the Company’s subsidiary EMEY agreed to merge with VTS Acquisition Corp (subsequently renamed ViewTrade Financial Network Inc.), a wholly owned subsidiary of ViewTrade Holding Corporation (“ViewTrade”). In connection with the merger, the stockholders of EMEY received ownership interests in ViewTrade aggregating 28.3994% in exchange for 100% ownership of EMEY. On the date of the merger, the Company owned 54.29% of EMEY. As a result, the Company received an ownership interest of 15.418% of ViewTrade and such investment was not recorded at a fair value of $1,383,569. The Company did not properly account for the gain on the sale of this subsidiary (representing the difference between the Company’s investment in EMEY and the fair value of the interest in ViewTrade it received), and has restated its financial statements to record a gain on sale of subsidiary of $23,997 for the year ended January 31, 2002, and a net increase in the fair value of the Company’s investment in ViewTrade of $1,043,569 as at the date of the merger.

On September 11, 2001, the ViewTrade head office located in the World Trade Center was destroyed. ViewTrade suffered declines in revenues due to the breakdown in their operations, as well as the decline in market conditions affecting ViewTrade’s business immediately following the terrorist attack. Following these events, the Company has recorded as an adjustment an impairment charge to their investment in ViewTrade of $1,184,008 ($0.18 per share) for the year ended January 31, 2002. The continuing decline in market conditions affecting ViewTrade’s business resulted in a further impairment charge of $94,817 ($0.01 per share) for the year ended January 31, 2003. These adjustments led to a decrease in the value of the investment in ViewTrade of $1,184,008, offset by the increase of $1,043,569 above (aggregate decrease of $140,439) as at January 31, 2002. These adjustments resulted in a net decrease in the value of the investment in ViewTrade of $235,256 as at January 31, 2003.

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. The adjustments to properly account for the options granted to employees and consultants resulted in an increase of $100,421 in additional paid-in-capital, $97,071 in unearned compensation and $3,350 in compensation expense for the year ended January 31, 2003, a decrease of $568,750 in additional paid-in-capital and compensation expense for the year ended January 31, 2002 ($0.09 per share), and a decrease of $27,600 in additional paid-in-capital and compensation expense for the year ended January 31, 2001.

Adjustments to various classifications within the Statements of Operations and Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the years ended January 31, 2003, 2002 and 2001. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. The NASD arbitration settlement expense was reclassified from professional expenses to a separate line item. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the years ended January 31, 2003, 2002 and 2001. There were also certain errors in the classification of assets within the Statements of Financial Condition at January 31, 2003 and 2002, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share, that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This reduction has been reflected in the Statement of Operations for the year ended January 31, 2002.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as of January 31, 2003 and 2002.

c)	The Company determined that incorrect depreciation rates were used for the year ended January 31, 2003, resulting in a decrease in depreciation of $69,365 or $0.01 per share, for the year ended January 31, 2003.

d)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 25,000, 25,000 and 54,000 shares to the total shares of common stock outstanding for the years ended January 31, 2003, 2002 and 2001, respectively.

e)	The effect of the pre tax restatement adjustments above have led to timing differences in the tax provision between periods. These timing differences have resulted in an increase in tax expense of $12,098, $446,432 ($0.07 per share) and $78,647 ($0.01 per share) for the years ended January 31, 2003, 2002 and 2001, respectively and a decrease in restated retained earnings of $73,421 as at January 31, 2000. There is an additional net tax expense and corresponding credit to paid-in-capital of $3,248, $35,866 and $582,761 related to stock options for the tax years ended January 31, 2002, 2001 and 2000, respectively. For purposes of SFAS No. 109, Accounting for income taxes, SFAS No. 123 states that any excess tax deduction for exercised stock options over the book deductions should be credited directly to additional paid in capital. Over the course of the restatement, the Company discovered that there were options exercised during the above referenced periods that were not reflected in the tax provision. As such, the benefits for these deductions are credited directly to additional paid in capital, in accordance with SFAS No. 123. There is no net effect of these timing differences over the periods presented, as they are offset by the benefit of net operating loss carrybacks. It is significant to note that, as the Company has placed a valuation allowance against the deferred tax asset, there is no net change in the deferred tax asset.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the year ended January 31
	2003		2002		2001
	Net loss	Net loss per share	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(6,248,699)	$(0.94)	$(12,227,471)	$(1.86)	$(508,272)	$(0.08)
Reconciliation of clearing broker statements	(1,194,025)	(0.18)	—	—	—	—
Accrual of expenses	(581,335)	(0.08)	(217,959)	(0.03)	—	—
Prepaid expenses	86,124	0.01	—	—	—	—
Stock compensation	(3,350)	—	568,750	0.09	27,600	—
Depreciation	69,365	0.01	—	—	—	—
Tax benefit	423,180	0.06	(423,180)	(0.06)	—
Unconsolidated loss of subsidiary	—	—	(911,986)	(0.13)	—	—
Tax adjustment on consolidation of subsidiary	—	—	—	—	(379,542)	(0.05)
Gain on sale of subsidiary	—	—	23,997	—	—	—
Impairment of investment	(94,817)	(0.01)	(1,184,008)	(0.18)	—	—
Tax adjustments	(12,098)	—	(446,432)	(0.07)	(78,647)	(0.01)

As restated	$(7,555,655)	$(1.13)	$(14,818,289)	$(2.24)	$(938,861)	$(0.14)

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. We believe that, of our significant accounting policies, the following policies involve a higher degree of judgment.

Market-Making Activities—Securities owned and securities sold but not yet purchased, which primarily consist of listed and OTC stocks and listed options contracts, are carried at market value and are recorded on a trade date basis. Market value is estimated daily using market quotations available from major securities exchanges and dealers. We typically act as principal in market-making activities, and do not receive a fee or commission for making market in these stocks. Net trading revenues are generated from the difference between the price we pay to buy securities and the price we are paid when we sell securities. Volatility of stock prices, which can result in significant price fluctuations in short periods of time, may result in trading gains or losses.

Other Investments—Other investments, which includes the Company’s investment in ViewTrade, Inc., are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Investments are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

Stock Options—As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded only to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period).

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest.

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Such assumptions may change over time.

Writedown of Fixed Assets—Writedowns of fixed assets are recognized when it is determined that the carrying amount of the fixed asset is not recoverable or has been impaired. The amount of the writedown is determined by the difference between the carrying amount and the fair value of the fixed asset. In determining recoverability and impairment, an estimated fair value is obtained through research and inquiry of the market participants including but not limited to brokers and appraisers.

Allowance for doubtful accounts—In the third quarter of 2003, the Company recorded an allowance against accounts receivable from trading personnel of $242,029. Accounts receivable from trading representatives represent amounts owed to the Company by its traders and sales persons for draws (i.e., advance compensation payments) in excess of their profits and commissions earned. We have provided an allowance against such receivables for an amount that the new management considers more likely not to be realized. However, estimating the allowance is highly subjective, and estimates may differ significantly from the actual amount because the majority of our traders and sales persons are new to the Company, and the Company’s new management does not have sufficient history of collections from its traders and sales persons. The Company estimates the amount of such allowance based on available industry data on variables such as average employee turnover, as well as the new management’s prior experience in the industry. We will reassess and refine our methodology continuously as the new management accumulates sufficient history of collections from its traders and sales persons.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB“) issued SFAS No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized and are tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. The useful lives and any impairment of other intangible assets will also be tested at least annually. We adopted the provisions of SFAS No. 142 effective February 1, 2002. The adoption of this statement did not have an impact on our financial statements.

In June 2001, the FASB issued SFAS No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations. This statement establishes standards for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the provisions of SFAS No. 143 effective February 1, 2002. The adoption of this statement did not have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single model for accounting for the impairment or disposal of long-lived assets. We adopted the provisions of SFAS No. 144 effective February 1, 2002. The adoption of this statement did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of this statement did not have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We adopted the disclosure provisions of FIN 45 effective January 31, 2003. The adoption of this Interpretation did not have a material impact on our financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the provisions of this consensus effective November 1, 2002. The adoption of this consensus had no effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 effective January 31, 2003, and continue to follow APB No. 25. The adoption of this statement did not have a material impact on our financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The FASB subsequently revised and issued FIN No. 46 (Revised) in December 2003. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Before FIN No. 46, VIEs were commonly referred to as SPEs. As the Company does not have any interests in VIEs, the adoption of this statement will not have an effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB No. 133 Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for derivative contracts and hedging instruments entered into after June 30, 2003. The adoption of this statement did not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and must be applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of this statement did not have an effect on our financial statements.

FORWARD LOOKING INFORMATION

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and information relating to the Company that are based on management’s exercise of business judgment as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors include, without limitation the Company’s ability to:

•	finance and manage expected growth;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	attract new subscribers while minimizing subscriber attrition;

•	address legal proceeding in a effective manner;

•	the adoption of new, or changes in, accounting principles;

•	the value of our securities positions and our ability to manage the

•	risks attendant thereto;

•	the volume of our market-making activities;

•	the dollar value of securities traded;

•	volatility in the securities markets;

•	the demand for our investment banking and advisory services;

•	investor sentiment;

•	seasonality;

•	our ability to manage personnel, overhead and other expenses;

•	changes in payments for order flow and clearing costs;

•	the changes in senior management and sales, trading and technology

•	professionals;

•	legislative, legal and regulatory changes;

•	regulatory matters;

•	technological changes and events; and

•	competition and market and macroeconomic conditions.

We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

RESULTS OF OPERATIONS (RESTATED)

Overview

In the United States, market and economic conditions remained difficult during the calendar year 2002, which comprised the majority of our fiscal year 2003. Investors were concerned with weak corporate earnings and increased uncertainty about the strength and pace of the domestic economic recovery. In addition, investor confidence was weakened due to increased concerns regarding the quality of corporate financial reporting and accounting practices, corporate governance, unethical or illegal corporate practices and several significant corporate bankruptcies. These developments, coupled with increased geopolitical unrest, created difficult conditions in the U.S. financial markets, resulting in a decline in the U.S. equity markets for a third consecutive calendar year. During the calendar year 2002, the Nasdaq Composite Index declined 32% from December 31, 2001. Similarly, the DJIA and the S&P 500 declined 17% and 23%, respectively, from December 31, 2001. The SEC also enacted certain regulations including, among other things, requiring chief executive officers and chief financial officers of public companies to certify the accuracy of certain financial reports and other SEC filings. In addition, The Sarbanes-Oxley Act of 2002 was enacted, which included broad regulation affecting public companies with provisions covering corporate governance and management, new disclosure requirements, oversight of the accounting profession and auditor independence. All of these conditions adversely affected the Company’s results of operations for the fiscal year ended January 31, 2003.

Factors Affecting Results of Operations

Our results of operations may be materially affected by market fluctuations, industry and regulatory changes and by economic factors. We have experienced, and expect to continue to experience, significant fluctuations in operating results due to a variety of factors, including, but not limited to:

•	the value of our securities positions and our ability to manage the associated risks

•	the volume of our market-making activities

•	the dollar value of securities traded

•	volatility in the securities markets

•	the demand for our investment banking and advisory services

•	investor sentiment

•	seasonality

•	our ability to manage personnel, overhead and other expenses

•	changes in payments for order flow and clearing costs

•	the changes in senior management and sales, trading and technology professionals

•	legislative, legal and regulatory changes

•	regulatory matters

•	professional fees related to the restatement

•	technological changes and events; and

•	competition and market and macroeconomic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives, including, without limitation to, increases in our market share and revenue capture in our market-making operations. If demand for our market-making services declines and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected.

As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to return to profitability.

Trends

We believe that our business is currently impacted by the following trends that may affect our financial condition and results of operations. First, the continuing effects of decimalization and other market structure changes, competition and market conditions have resulted in a significant decline in revenue capture per share in our market-making operations. Average revenue capture per share represents the total net trading revenue from our market-making operations divided by the volume of U.S. equity shares traded. Second, decimalization and other market structure changes, competition and market conditions have triggered an industry shift from market makers trading OTC securities solely as principal to executing trades on a riskless principal or agency basis with institutions paying commission-equivalents or commissions, respectively, as declining spreads reduce profits for principal equity trading and as firms become more risk-averse in their capital commitments. Currently, we execute the majority of our institutional client orders on a riskless principal or agency basis, charging commission equivalents or commissions, and we execute the majority of our broker-dealer client orders as principal. Third, ECNs and other alternative trading systems, that can charge access fees to counterparties who access the liquidity provided by such ECNs, now account for a significant amount of Nasdaq trading volume. Also, direct access trading solutions and application service providers are growing in popularity. The introduction of SuperMontage by Nasdaq and the increase in the trading of Nasdaq-listed securities on other exchanges has increased market fragmentation, resulting in increased execution expenses, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the effects of decimalization and market conditions have resulted in consolidation in the equities and options market-making industries. For example, in the calendar year 2002, several equity market makers withdrew from providing market-making services or scaled back the number of stocks in which they make markets.

Revenues

Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which consists of trading gains net of trading losses and commission equivalents, is primarily affected by changes in U.S. equity trade and share volumes, our average revenue capture per share, dollar value of equities traded, our ability to derive trading gains by taking proprietary positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

Securities transactions with clients are executed as principal, riskless principal or agent. Profits and losses on principal transactions and commission equivalents on riskless principal transactions are included within net trading revenue, and commissions earned on agency transactions are included within commissions. We execute the majority of our institutional client orders on a riskless principal or agency basis, generating commission equivalents or commissions. We execute the majority of our broker-dealer client orders as principal. We also receive fees for providing certain information to market data providers and for directing trades to certain destinations for execution. Commissions and fees are primarily affected by changes in our trade and share volumes in listed securities and changes in commission rates.

We also earn commissions from our retail customers, which are primarily affected by changes in our retail customers’ trade and share volume, changes in the number of retail customer accounts, as well as changes in commission rates. As a part of the new management’s focus on market making activities, the Company intends to exit the retail business, and has made arrangements to transfer certain of our retail customer accounts to GunnAllen Financial, Inc. by the end of March 2004.

We earn underwriting and advisory fees from our corporate clients, mostly on a referral basis. Underwriting and investment banking fees are primarily affected by the level of underwriting and advisory assignments we obtain, as well as volatility in the marketplace and investor sentiment.

We earn interest income from our cash held at banks and cash held in trading accounts at clearing brokers. The Company’s clearing agreements call for payment or receipt of interest income, net of transaction-related interest charged by clearing brokers for facilitating the settlement and financing of securities transactions. Net interest is primarily affected by interest rates, the changes in cash balances held at banks and clearing brokers and our level of securities positions owned compared to our securities positions in which we are short.

Expenses

Our principal operating expenses consist of employee compensation and benefits, execution and clearance charges, and communication and data processing.

•	Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for execution and clearance costs and overhead allocations. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees.

•	Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs and exchanges.

•	Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance. Communication and data processing fees primarily fluctuate based on changes in equity trade and share volume.

Other operating expenses are:

•	Occupancy and equipment rentals expense, which primarily consists of rental payments on office and equipment leases.

•	Professional fees, which consist of legal, auditing and other professional fees, as well as fees paid to computer programming, systems and management consultants.

•	Business development expense, which primarily consists of travel, sales and advertising costs.

•	Depreciation and amortization expense from the depreciation of furniture and equipment and the amortization of leasehold improvements.

•	Other expenses, which primarily consist of administrative expenses and other operating costs such as regulatory fees and general office expenses.

The following table sets forth for the periods indicated the restated results of operations as presented in the Company’s restated Statements of Operations included in Item 8. Financial Statements and Supplementary Data:

	2003	2002	2001
	(restated)	(restated)	(restated)
REVENUES

Net trading revenues	$7,659,032	$15,173,605	$66,937,422
Underwriting and investment banking fees	295,346	77,657	2,274,166
Commissions	997,660	1,149,168	1,951,047
Interest and other	319,551	1,285,425	1,227,089
Gain on sale of subsidiary	—	23,997	—

Total revenues	9,271,589	17,709,852	72,389,724

EXPENSES

Employee compensation and benefits	6,992,365	10,341,313	30,886,661
Execution and clearance charges	2,672,898	7,516,361	28,930,685
Communication and data processing	2,774,176	4,793,450	4,875,907
Occupancy and equipment rentals	1,299,593	1,120,274	1,044,700
Professional fees	876,851	986,957	3,027,445
Business development	318,708	752,732	1,292,837
Depreciation and amortization	94,043	218,208	429,909
NASD arbitration settlements	321,996	5,000,000	—
Impairment of investment	94,817	1,184,008	—
Other expenses	1,357,820	3,617,167	3,398,550

Total expenses	16,803,267	35,530,470	73,886,694

Loss before income taxes and tax benefits	(7,531,678)	(17,820,618)	(1,496,970)

Provision for (benefit from) income taxes	23,977	(2,234,474)	241,990

Minority interest	—	767,855	800,099

Net loss	$(7,555,655)	$(14,818,289)	$(938,861)

Basic loss per share of common stock	$(1.13)	$(2.24)	$(0.14)

Diluted loss per share of common stock	$(1.13)	$(2.24)	$(0.14)

Weighted average number of shares outstanding	6,661,377	6,616,329	6,611,370

Diluted weighted average number of shares outstanding	6,661,377	6,616,329	6,611,370

CALCULATION OF EARNINGS PER SHARE (RESTATED)

The calculation of earnings (loss) per share on the financial statements included in this report is based on the restated weighted average number of shares outstanding, as calculated.

FISCAL YEAR 2003 (RESTATED) COMPARED WITH FISCAL YEAR 2002 (RESTATED)

The net loss for the fiscal year ended January 31, 2003 was $7.5 million, resulting in a loss per share on a fully diluted basis of $1.13. This compares to a net loss of $14.8 million and loss per share of $2.24 on a fully diluted basis in the fiscal year ended January 31, 2002.

In 2003, total revenues decreased 47.6% to $9.3 million, from $17.7 million in 2002, primarily due to decreased net trading revenues from our U.S. securities market-making activities. That was due to the continuing effects of decimalization and other market structure changes, competition and declining market conditions, as well as $1 million in insurance recovery in 2002 related to an arbitration settlement. (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”)

Expenses decreased 52.7% to $16.8 million in 2003, declining from $35.5 million in 2002, primarily as a result of decreases in execution and clearance fees, employee compensation and benefits and communications and data processing fees, as well as the effect on 2002 expenses of a $5 million arbitration settlement. (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”). The Company has provided a full valuation allowance related to future tax benefits.

Revenues

Net trading revenue from market-making activities decreased 49.5% to $7.7 million in 2003, from $15.2 million in 2002. The decrease was primarily due to the continuing effects of decimalization and other market structure changes, competition and declining market conditions.

Underwriting and investment banking fees increased 280.3% to $295,346 in 2003, from $77,657 in 2002. This increase is due to an absence of any significant underwriting transactions or advisory contracts being referred to us in 2002 due to deteriorating market conditions.

Commissions decreased 13.1% to $1 million in 2003, from $1.1 million in 2002. This decrease is primarily due to lower commission volumes from retail customers.

Interest and other income decreased 75.1% to $319,551 in 2003, from $1.3 million in 2002. This decrease was primarily due to the positive effect on 2002 of a $1 million in insurance recovery related to an arbitration settlement. (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”)

Gain on sale of subsidiary was $23,997 in 2002 due to the sale of our subsidiary, Emeyerson.com, Inc. on July 25, 2001.

Expenses

Employee compensation and benefits expense decreased 32.4% to $7 million in 2003, from $10.3 million in 2002. The decrease was primarily due to lower compensation paid to production personnel and management due to a decline in trading revenues, as well as a lower headcount.

Execution and clearance fees decreased 64.4% to $2.7 million in 2003, from $7.5 million in 2002. The decrease is due to lower trade and share volume and reduced clearing rates negotiated with our clearing brokers.

Communications and data processing expense decreased 42.1% to $2.8 million in 2003, from $4.8 million in 2002. The decrease was generally attributable to a decrease in the headcount in our operations.

Occupancy and rental expense increased 16.0% to $1,299,593 in 2003, from $1,120,274 in 2002.

Professional fees decreased 11.2% to $876,851 in 2003, from $986,957 in 2002.

Business development expense decreased 57.7% to $318,708 in 2003, from $752,732 in 2002. The decrease is attributable to lower advertising, travel and entertainment costs due to the decline in revenues.

Depreciation and amortization decreased 56.9% to $ 94,043 in 2003, from $ 218,208 in 2002. This decrease was primarily due to a decrease in expenditures on equipment in 2003 and 2002 compared to 2001.

Expenses related to NASD arbitration settlements decreased 93.6% to $321,996 in 2003, from $5 million in 2002. In 2002, the Company accrued an expense of $5 million related to an arbitration settlement in connection with the claim in C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc. (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”). This expense was partially offset by the insurance recovery of $1 million recorded in Interest and Other income.

An impairment charge of $94,817 was recognized in 2003 on our investment in ViewTrade, compared to the charge of $1,184,008 in 2002. The much higher charge in 2002 is due to the unforeseen catastrophic events that occurred on September 11, 2001 in New York that destroyed the offices of ViewTrade and the adverse economic environment, both of which negatively impacted ViewTrade’s earnings, and therefore the value of our investment in ViewTrade.

Other expense decreased 62.5% to $1.4 million in 2003, from $3.6 million in 2002. This decrease was primarily attributable to lower expenditures on overheads consistent with the decline in revenues and reduction in headcount.

FISCAL YEAR 2002 (RESTATED) COMPARED WITH FISCAL YEAR 2001 (RESTATED)

The net loss for 2002 was $14.8 million, resulting in a loss per share on a fully diluted basis of $2.24. This compares to a net loss of $938,861 and loss per share of $0.14 on a fully diluted basis in 2001.

In 2002, total revenues decreased 75.6% to $17.7 million, from $72.4 million in 2001, primarily related to a decrease in net trading revenues from securities market-making activities. That decrease was due to the reduction in spreads caused by decimalization and the resulting one-penny minimum price spread, and the reduction in the average market price of shares traded from declining market conditions.

Expenses decreased 51.9% to $35.5 million in 2002, from $73.9 million in 2001, primarily as a result of a decrease in execution and clearance fees, employee compensation and benefits, and business development expenses associated with lower revenues. The Company has provided a full valuation allowance related to future tax benefits.

Revenues

Net trading revenue from market-making activities decreased 77.3% to $15.2 million in 2002, from $66.9 million in 2001. The decrease was primarily due to the reduction in spreads caused by decimalization and other market structure changes, competition and declining market conditions.

Underwriting and investment banking fees decreased 96.6% to $77,657 in 2002, from $2.3 million in 2001. This decrease is due to an absence of any significant underwriting transactions or advisory contracts being referred to us in 2002 due to deteriorating market conditions, as compared to 2001 when the Company completed significant syndicate and private placements.

Commissions decreased 41.1% to $1.1 million in 2002, from $2 million in 2001. This decrease is primarily due to the adverse market environment.

Interest and other income increased to $1.3 million in 2002 from $1.2 million in 2001. The 2002 fiscal year includes a $1 million in insurance recovery related to the claim in C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc. (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”). Interest income decreased in 2002 due to lower cash balances and interest rates.

Gain on sale of subsidiary was $23,997 in 2002 due to the sale of our subsidiary, Emeyerson.com, Inc. on July 25, 2001.

Expenses

Employee compensation and benefits expense decreased 66.5% to $10.3 million in 2002, from $30.8 million in 2001. The decrease was primarily due to lower compensation paid to production personnel, and lower incentive compensation due to the decline in revenues.

Execution and clearance fees decreased 74.0% to $7.5 million in 2002, from $28.9 million in 2001. The decrease is due to a decrease in trade and share volume over 2001 and reduction in clearing charges.

Communications and data processing expense decreased 1.7% to $4.8 million in 2002, from $4.9 million in 2001.

Occupancy and rental expense increased 7.2% to $1,120,274 in 2002, from $1,044,700 in 2001.

Professional fees decreased 67.4% to $986,957 in 2002, from $3,027,445 in 2001. The decrease is due to high legal expenses in 2001 with regards to deal related professional fees.

Business development expense decreased 41.8% to $752,732 in 2002, from $1,292,837 in 2001. The decrease is attributable to lower advertising, travel and entertainment costs due to the decline in revenues.

Depreciation and amortization decreased 49.2% to $218,208 in 2002, from $429,909 in 2001.

An impairment charge of $1,184,008 was recognized on our investment in ViewTrade in 2002. The charge is due to the unforeseen catastrophic events that occurred on September 11, 2001 in New York that destroyed the offices of ViewTrade and the adverse economic environment, both of which negatively affected ViewTrade’s earnings, and therefore the value of our investment in ViewTrade.

Other expense decreased 6.4% to $3,617,167 in 2002, from $3,398,550 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s restated statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash (principally receivables from brokers and dealers and securities owned) represent 61% and 62% of total assets at January 31, 2003 and January 31, 2002, respectively. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on Nasdaq, on the OTC Bulletin Board and in the Pink Sheets.

The Company also maintains cash balances at our clearing brokers, SLK and Fiserv, in accordance with our clearing agreements, which are required for us to conduct our operations. We are required to maintain a minimum of $1 million in cash and securities at SLK, and $100,000 in clearing deposits at Fiserv, at all times. We maintained cash balances at SLK and Fiserv of $2,694,796 and $269,603 at January 31, 2003, and $4,682,353 and negative $166,864 at January 31, 2002, respectively. We are restricted from using the cash balances at SLK and Fiserv based on our margin requirements, which are determined based on our securities inventory levels. In addition, we had $508,850 and $502,919 in cash at Bear Stearns, our former clearing broker, at January 31, 2003 and 2002, respectively, in connection with a NASD arbitration settlement. The cash balance at Bear Stearns is being held subject to the resolution of the arbitration settlement related to C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc. (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”), and is not available for use by the Company for any other purpose. The restricted cash above is included in ‘Receivables from brokers and dealers’.

Net cash used in operating activities, as restated, was $1,062,560 in 2003, $8,232,689 in 2002 and $14,714 provided by operating activities in 2001. Our net cash provided by or used in operating activities is materially impacted by changes in our results of operations, as well as the level of our long and short securities positions, and the cash and equity balances at our clearing brokers. The negative operating cash flows in each of 2003 and 2002 were principally financed by the Company’s cash on hand at the beginning of those years.

Net cash provided by investing activities, as restated, was $72,385 in 2003, compared to $1,392,122 and $96,067 used in 2002 and 2001, respectively. The increase in 2003 was primarily due to disposition of certain non-marketable investments. The decrease in 2002 was primarily due to the disposal of our subsidiary, eMeyerson.com, and the resultant relinquishment of our share of the cash in the subsidiary. The decrease in 2001 was primarily due to the net purchase of fixed assets of $353,690, offset by the disposition of certain non-marketable investments.

Net cash provided by financing activities, as restated, was $1,100,297, $24,208, and $3,859,204 for the years ended January 31, 2003, 2002 and 2001, respectively. The net increase in 2003 was due to the issuance of our common stock through a private placement for $100,000 to a member of our new management team, Michael Dorsey, and the issuance of additional subordinated debt of $1,000,000 to Mr. Leighton and Joelle A. Meyerson, the spouse of Mr. Meyerson. The net increase in 2002 was due to issuance of our common stock to our employees who exercised their stock options, offset by the repurchase and retirement of treasury stock. The increase in 2001 is primarily due to the proceeds from the issuance of common stock by our subsidiary, EMEY, of $ 3,736,304, as well as proceeds of $401,131 from options exercised. These proceeds were offset by treasury stock purchased and retired of $278,231.

The Company currently does not have any outstanding bank borrowings or long-term debt, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of January 31, 2003 are summarized below:

	Payments due in
For the years ended January 31	2004	2005-2006	2007-2008	2009-Thereafter	Total
Operating lease contracts(1)	$1,019,299	$1,917,518	$1,827,246	$3,128,747	$7,892,810
Guaranteed employment contracts	1,750,000	2,325,000	—	—	4,075,000

Total	$2,769,299	$4,242,518	$1,827,246	$3,128,747	$11,967,810

(1)     Note 20 to the restated Consolidated Financial Statements included in Item 8, ‘Financial Statements and Supplementary Data’.

LIQUIDITY AND CAPITAL RESOURCES – SUBSEQUENT EVENTS

Subsequent to the filing of the original Annual Report on Form 10-K on May 1, 2003, the following events have occurred impacting the Company’s liquidity and capital resources, and contractual commitments.

In February and March of 2003, the Company raised additional capital from members of the new management team and other employees by issuing 482,776 shares of Common Stock for an aggregate purchase price of $638,753.

In May 2003, the Company completed a transaction with Mr. Meyerson totaling $1,350,000 (the “Transaction”). The Transaction consisted of a sale of a combination of $500,000 of investments and $480,000 of receivables from trading personnel for $980,000, a cash contribution of $130,000 recognized in additional paid-in-capital and a reimbursement of Company expenses with respect to certain regulatory matters of $240,000. The assets with respect to this Transaction were sold to Mr. Meyerson at the greater of fair market value or cost. The Transaction increased the Company’s cash position, and in the process, increased the Company’s net capital by a like amount.

On June 9, 2003, the Company received $76,865 in cash from Mr. Meyerson related to the terms of a Split Dollar Agreement with the Company dated October 8, 1993.

On June 12, 2003, the Company completed a private placement in which shares of Company common stock were offered without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). The Private Placement consisted of two tranches: (i) the first tranche began at the end of March 2003 and ended in the first week of April 2003 in which the Company raised $955,000 through the issuance of 636,666 shares of Common Stock; and (ii) the second tranche began in mid-May 2003 and concluded on June 12, 2003 in which the Company raised an additional $1,462,500 through the issuance of 974,997 shares of Common Stock.

By agreement dated July 22, 2003, the Company and SLK have agreed to extend the date of maturity from August 31, 2003 to August 31, 2005 of the NASD approved $2,000,000 subordinated loan agreement dated June 3, 1997, as amended. The extension of the maturity of the subordinated loan occurred in conjunction with a renegotiation of the clearing services SLK provides to us.

On October 16, 2003, the Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash on October 17, 2003. The Company assumed title of the proceeds from the liquidation in the amount of $1,700,000 on October 17, 2003. This equity contribution added $1,700,000 cash to the Company’s equity and did not create any liability or require any financial consideration on behalf of the Company. J.S.A. Investment LLC is a limited liability company managed by Joelle A. Meyerson, the Company’s former Treasurer and former Director, positions she retired from in 1999. Mrs. Meyerson is the spouse of Mr. Meyerson.

On October 30, 2003, the Company completed a conversion, with NASD approval, of $1 million in subordinated indebtedness into equity. Pursuant to this conversion, $1 million of subordinated debt was tendered in exchange for the issuance of the Company’s common stock. The $1 million consisted of two loans each with a principal amount of $500,000. As a result of these transactions, the Company’s stockholders’ equity increased by $1 million and its liabilities decreased by $1 million. The common stock totaling 366,838 shares, collectively (the “Shares”), were issued on October 30, 2003, the transaction date, at a price of $2.726 per share, determined by the greater of the: (i) the closing bid price on the date of the transaction; or (ii) the average of the closing bid prices on the five business days preceding the transaction date. The Shares were issued without registration and are subject to restrictions under the Securities Act of 1933, as amended (the “Securities Act”). The proceeds will be used for general corporate purposes. For a more complete detailed description of these transactions and the respective subscription agreements, see the Company’s Form 8-K filed with the SEC on November 5, 2003.

Commencing in October 2003, the Company sold in a series of private offerings shares of Company common stock and warrants without registration and subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Offerings”). The Private Offerings raised $100,000 on October 31, 2003 through the issuance of 28,986 shares of common stock by purchases from the Company’s Chairman and Chief Executive Officer, John P. Leighton. Subsequent to October 31, 2003, the Company raised $2,001,025 through the issuance of 1,000,132 shares of common stock and 5,000 warrants to the Company’s directors and employees, and private investors through February 25, 2004. All of the above proceeds from the issuance of Common Stock and warrants as described in this section of this Form 10-K/A were used for the Company’s working capital purposes and to increase the Company’s level of stockholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. However, during the year ended January 31, 2004, these employees forfeited $557,853 of compensation payments due pursuant to these guaranteed employment contracts.

The Company’s wholly owned subsidiary, CFIL currently leases office space in London, the United Kingdom. The lease was signed on August 19, 2003, and is in effect for 12 months through August 31, 2004. Rent charges on this office for the period from September 1, 2003 to January 31, 2004 was $48,068. As of January 31, 2004, future minimum rental commitments under this noncancelable office lease are $10,520 per month through August 31, 2004.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market making activities expose the Company to significant risks, including but not limited to changes in price and/or liquidity of its trading positions. The Company uses an automated trading system to provide management with a real-time overview of its traders’ activity, positions, and profit/loss. Each trader’s total positions are regularly reviewed and limited by management. This automated trading system also provides management with a screen that permits them to monitor trade positions.

In the course of the Company’s business, it maintains inventory, consisting mainly of Nasdaq and OTC securities and municipal bonds. The market value of the Company’s inventory was $1.1 million in long positions and $0.2 million in short positions at January 31, 2003 and $4.2 million in long positions and $1.3 million in short positions at January 31, 2002. The loss to the Company, assuming a 10% decline in prices, would be $90,600 due to the losses on the long positions being partially offset by gains on the short positions.

The Company invests, from time to time, in certificates of deposit and/or maintain interest bearing balances in its accounts with its clearing brokers, for working capital purposes, which are classified as cash equivalents and receivables from clearing brokers, respectively, in the Statements of Financial Condition. The receivables from clearing brokers, less the portion required to meet margin requirements, are all available for immediate withdrawal, and the certificates of deposit are for periods of 31 days or less, and do not present a material market risk. The Company does not normally trade or carry positions in listed derivative instruments.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITOR’S REPORT

To the Shareholders and

Board of Directors

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

We have audited the accompanying consolidated statements of financial condition of CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M. H. MEYERSON & CO., INC., as of January 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statement of financial condition of the Company as of January 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended January 31, 2001 were audited by other auditors whose report dated April 21, 2001, except for the matters described in Notes 2, 20 and 22 as to which the date is March 9, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above, after the restatement described in Note 2, present fairly, in all material respects, the financial position of CROWN FINANCIAL GROUP, INC., as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described under the heading “ Restatement of Previously Issued Financial Statements” in Note 2, the Company has restated its previously issued consolidated financial statements.

Abington, Pennsylvania	/s/ Sanville & Company
March 20, 2003, except for the matters	Certified Public Accountants
disclosed in notes 2, 20 and 22 as to
which the date is March 9, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

We have audited the accompanying consolidated statement of financial condition of CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M.H. MEYERSON & CO., INC., as of January 31, 2001 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, after the restatement described in Note 2, present fairly, in all material respects, the financial position of CROWN FINANCIAL GROUP, INC. as of January 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described under the heading “Restatement of Previously Issued Financial Statements” in Note 2, the Company has restated its previously issued consolidated financial statements.

We have not audited the consolidated financial statements of CROWN FINANCIAL GROUP, INC. for any period subsequent to January 31, 2001.

/s/ VINCENT R. VASSALLO, CPA

Sea Cliff, New York

April 21, 2001, except for the matters

  disclosed in notes 2, 20 and 22 as to

  which the date is March 9, 2004

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Consolidated Statements of Financial Condition

January 31, 2003 and 2002

	2003	2002
	(restated)	(restated)
ASSETS

Cash and cash equivalents	$961,465	$851,343
Deposit with and receivables from brokers and dealers (Note 10)	3,473,248	5,185,272
Securities owned, held at clearing brokers, at market value (Notes 3 and 5)	1,128,631	4,208,644
Other investments	778,597	945,439
Furniture, equipment and leasehold improvements, net of accumulated depreciation and amortization (Note 9)	632,334	726,737
Receivables from trading and sales personnel	730,139	301,876
Insurance recovery	1,000,000	1,000,000
Income taxes	24,669	2,447,690
Other assets	334,095	900,766

Total assets	$9,063,178	$16,567,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

Securities sold but not yet purchased (Notes 3 and 5)	$222,663	$1,257,489
Payable to brokers and dealers (Note 10)	—	166,864
Accrued compensation expense	254,682	734,506
Accrued NASD arbitration awards	5,000,000	5,000,000
Accounts payable and accrued expenses	1,148,004	916,571

Total liabilities	6,625,349	8,075,430

Commitments and contingent liabilities (Note 20)

Subordinated loans (Note 15)	3,000,000	2,000,000

Stockholders’ Equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 7,556,964 shares issued and outstanding at January 31, 2003 and 6,606,514 shares issued and outstanding at January 31, 2002, as restated	75,570	66,065
Unearned compensation	(97,071)	—
Notes receivable from stock issuance	(200,000)	(200,000)
Additional paid-in capital	16,872,876	16,284,163
Accumulated deficit	(17,213,546)	(9,657,891)

Total stockholders’ equity	(562,171)	6,492,337

Total liabilities and stockholders’ equity	$9,063,178	$16,567,767

The accompanying notes are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Consolidated Statements of Operations

For the Years Ended January 31, 2003, 2002 and 2001

	2003	2002	2001
	(restated)	(restated)	(restated)
REVENUES

Net trading revenues	$7,659,032	$15,173,605	$66,937,422
Underwriting and investment banking fees	295,346	77,657	2,274,166
Commissions	997,660	1,149,168	1,951,047
Interest and other	319,551	1,285,425	1,227,089
Gain on sale of subsidiary	—	23,997	—

Total revenues	9,271,589	17,709,852	72,389,724

EXPENSES

Employee compensation and benefits	6,992,365	10,341,313	30,886,661
Execution and clearance charges	2,672,898	7,516,361	28,930,685
Communication and data processing	2,774,176	4,793,450	4,875,907
Occupancy and equipment rentals	1,299,593	1,120,274	1,044,700
Professional fees	876,851	986,957	3,027,445
Business development	318,708	752,732	1,292,837
Depreciation and amortization	94,043	218,208	429,909
NASD arbitration settlements	321,996	5,000,000	—
Impairment of investment	94,817	1,184,008	—
Other expenses	1,357,820	3,617,167	3,398,550

Total expenses	16,803,267	35,530,470	73,886,694

Loss before income taxes and tax benefits	(7,531,678)	(17,820,618)	(1,496,970)

Provision for (benefit from) income taxes (Note 14)	23,977	(2,234,474)	241,990

Minority interest	—	767,855	800,099

Net loss	$(7,555,655)	$(14,818,289)	$(938,861)

Basic loss per share of common stock (Note 3)	$(1.13)	$(2.24)	$(0.14)

Diluted loss per share of common stock (Note 3)	$(1.13)	$(2.24)	$(0.14)

Weighted average number of shares outstanding	6,661,377	6,616,329	6,611,370

Diluted weighted average number of shares outstanding	6,661,377	6,616,329	6,611,370

The accompanying notes are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended January 31, 2003, 2002 and 2001

	Common Stock		Unearned Compensation	Notes Receivable From Stock Issuance	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2000, as previously reported	6,507,815	$65,078	$—	$—	$12,967,958	$7,699,477	$20,732,513
Prior period adjustments	(10,000)	(100)	—	—	2,033,086	(1,600,218)	432,768

Balances at January 31, 2000, as restated	6,497,815	64,978	—	—	15,001,044	6,099,259	21,165,281
Net loss, as restated	—	—	—	—	—	(938,861)	(938,861)
Note receivable from issuance of stock	—	—	—	(200,000)	—	—	(200,000)
Options granted, as restated	—	—	—	—	(27,600)	—	(27,600)
Options exercised, as restated	172,500	1,725	—	—	399,406	—	401,131
Income tax benefit – stock options exercised	—	—	—	—	35,866	—	35,866
Treasury stock retired, as restated	(44,600)	(446)	—	—	(277,785)	—	(278,231)
Gain on issuance of stock by subsidiary	—	—	—	—	1,694,334	—	1,694,334

Balances at January 31, 2001, as restated	6,625,715	66,257	—	(200,000)	16,825,265	5,160,398	21,851,920
Net loss, as restated	—	—	—	—	—	(14,818,289)	(14,818,289)
Options granted, as restated	—	—	—	—	(568,750)	—	(568,750)
Options exercised	9,799	98	—	—	24,400	—	24,498
Income tax benefit – stock options exercised	—	—	—	—	3,248	—	3,248
Treasury stock retired, as restated	(29,000)	(290)	—	—	—	—	(290)

Balances at January 31, 2002, as restated	6,606,514	66,065	—	(200,000)	16,284,163	(9,657,891)	6,492,337
Net loss, as restated	—	—	—	—	—	(7,555,655)	(7,555,655)
Shares issued	200,000	2,000	—	—	98,000	—	100,000
Shares issued as compensation	750,000	7,500	—	—	390,000	—	397,500
Options granted, as restated	—	—	(97,071)	—	100,421	—	3,350
Options exercised	450	5	—	—	292	—	297

Balances at January 31, 2003 as restated	7,556,964	$75,570	$(97,071)	$(200,000)	$16,872,876	$(17,213,546)	$(562,171)

The accompanying notes are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2003, 2002 and 2001

	2003	2002	2001
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(7,555,655)	$(14,818,289)	$(938,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94,043	218,208	443,030
Common stock and options issued as compensation	400,850	(568,750)	(27,600)
Minority interest	—	(767,855)	(800,099)
Impairment of investment	94,817	1,184,008	—
Gain on sale of subsidiary	—	(23,997)	—
Income tax benefit from stock options exercised	—	(3,248)	(35,866)
Changes in assets and liabilities:
(Increase) decrease in assets:
Receivables from brokers and dealers	1,712,024	(1,908,058)	6,022,012
Securities owned	3,097,467	9,432,161	673,325
Receivables from trading personnel	(428,263)	(301,876)	(59,676)
Insurance recovery	—	(1,000,000)	—
Income tax receivable	2,423,021	1,311,123	(2,791,378)
Other assets	549,217	822,433	563,994
Increase (decrease) in liabilities:
Payable to brokers and dealers	(166,864)	166,864	—
Securities sold, not yet purchased	(1,034,826)	(1,595,728)	(357,647)
Accrued compensation expense	(479,824)	(3,538,553)	(2,627,491)
Accrued NASD arbitration awards	—	5,000,000	—
Accounts payable and accrued expenses	231,433	(1,841,132)	(49,029)

Net cash (used in) provided in operating activities	(1,062,560)	(8,232,689)	14,714

Cash flows from investing activities:
Other investments	72,025	(71,763)	257,623
Cash relinquished on disposal of subsidiary	—	(1,312,796)	—
Purchase of fixed assets, net of disposals	360	(7,563)	(353,690)

Net cash provided by (used in) investing activities	72,385	(1,392,122)	(96,067)

Cash flows from financing activities:
Proceeds from subordinated loans	1,000,000	—	—
Treasury stock purchased and retired	—	(290)	(278,231)
Common stock issued	100,000	—	—
Options exercised	297	24,498	401,131
Proceeds from issuance of subsidiary stock	—	—	3,736,304

Net cash provided by financing activities	1,100,297	24,208	3,859,204

Net increase (decrease) in cash and cash equivalents	110,122	(9,600,603)	3,777,851
Cash and cash equivalents at beginning of year	851,343	10,451,946	6,674,095

Cash and cash equivalents at end of year	$961,465	$851,343	$10,451,946

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest	$29,299	$78,464	$141,140
Income taxes	$—	$274,018	$4,167,696

The accompanying notes are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Notes to Consolidated Financial Statements

1. ORGANIZATION

CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M.H. MEYERSON & CO., INC. is a registered broker dealer with the United States Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers (“NASD”). The Company provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations. The Company, like other broker dealers, is directly affected by general economics and market conditions, including fluctuations in volume and price level of securities, changes in interest rates and securities brokerage services, all of which have an impact on the Company’s liquidity.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In January of 2003, John Leighton became the Company’s Co-Chairman and Chief Executive Officer. Subsequently, he assumed the role of sole Chairman and President, and installed a new management team and began the implementation of a new business plan. In mid-September 2003, a new finance team was also appointed to further the implementation of this new business plan.

On October 17, 2003, as part of the closing of the Company’s financial records for the month of September 2003, the new finance team of the Company determined that certain items in the Company’s previously issued unaudited financial statements for the interim periods of the year ended January 31, 2004, were misstated. Additionally, the Company had been under a routine finance and operations review by the National Association of Securities Dealers, Inc. (“NASD”) staff from February 2003 to August 2003. Before this, the Company has also been subject to a special financial examination by the NASD in 2002 covering the periods of April-June 2002 and October-December 2002. On September 17, 2003 and October 22, 2003, respectively, contemporaneously to the discovery of the misstatements described above, reports were issued by the NASD documenting their findings of the routine finance and operations review in 2003, and the special financial examination in 2002. These reports identified, among other things, certain adjustments required to correct improper methods in accruing certain expenses and related liabilities.

The Company immediately commenced an internal review to determine the scope of the financial statement misstatements and to issue restated financial statements for any prior periods materially impacted by the misstatements. The internal review was conducted by the Company’s new management team. The Company’s independent auditors, Sanville & Company and Ernst & Young LLP, (which replaced Sanville & Company as the Company’s independent auditors for the fiscal year ended January 31, 2004) also participated in the review. As the restatement of the Company’s financial statements would have an effect on its compliance with the SEC’s net capital requirements, the Company took immediate action to rectify the shortfalls by securing a capital infusion of approximately $1.7 million in the form of a capital contribution (without the issuance of additional shares of Common Stock).

As a result of the findings of the review, the Company has restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. The impact of the restatement on periods prior to the year ended January 31, 2001 is reflected as an adjustment to opening retained earnings as of February 1, 2000. See Note 16 for a discussion of the impact on the Company’s net capital, as defined in the SEC Uniform Net Capital Rule 15c3-1, as a result of the restatement of the financial statements.

Set forth below are the nature of the principal adjustments made in restating the Company’s financial statements:

•	Adjustments to clearing broker balances. It was determined that the clearing broker statements were incorrectly reconciled to the accounting records, and the methodology for recording balances with clearing brokers was not consistently applied. As a result, amounts recognized as trading revenues and expenses, and net securities balances were overstated and trading accounts were double counted.

•	Adjustments to expenses and accruals. It was determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were only expensed when paid, as opposed to when incurred. This resulted in timing differences as expenses were recognized in the Statements of Operations in the wrong periods.

•	Adjustments to prepaid expenses. It was determined that certain prepaid expenses were not recorded and amortized correctly, resulting in timing differences as expenses were recognized in the Statements of Operations in the wrong periods.

•	Adjustments to the accounting for the consolidation and sale of the Company’s subsidiary, Emeyerson.com, Inc. (“EMEY”). It was determined that EMEY was not consolidated by the Company for the six months ended July 31, 2001, and that the sale of EMEY in exchange for an interest in ViewTrade on July 25, 2001 was incorrectly accounted for. This resulted in an understatement of the Company’s consolidated revenue and expenses, a failure to recognize the gain on the sale of EMEY, and an understatement of the initial fair value of the Company’s investment in ViewTrade. The understatement of the initial fair value of the Company’s investment in ViewTrade also affected the Company’s subsequent assessments of the recoverability of that investment, and the restatement has lead to the recording of subsequent impairments in investment in ViewTrade.

•	Adjustments to compensation and consulting expense due to issuance of stock options. It was determined that the compensation and consulting expense for the issuance of stock options to consultants and employees were not properly recorded.

•	Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition. It was determined that there were errors in the classification of certain asset and expenses within the line items in the Statements of Operations and Statements of Financial Condition that resulted in the need to reclassify the presentation of those items.

•	Other adjustments.

Following its decision to restate its financial statements for the matters described above, the Company also reclassified certain prior year financial statement amounts to conform to the current year presentation.

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a reduction in the net securities owned/sold and receivable from broker-dealers’ balances in the Statement of Financial Condition of $1,194,025 as at January 31, 2003. In the statement of operations for the year ended January 31, 2003, this adjustment led to a net reduction in trading revenue of $1,528,165, an increase in commissions of $104,395, and a decrease in trading expenses of $229,745 (an aggregate effect of $1,194,025 or $0.18 per share). No differences were noted for the years ended January 31, 2002 and 2001. Amounts shown in Notes 5 and 10 have been restated accordingly.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $799,294 and $217,959 as at January 31, 2003 and 2002, respectively. The adjustments increased expenses $581,335 ($0.08 per share) and $217,959 ($0.03 per share) for the years ended January 31, 2003 and 2002, respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses and a decrease in expenses amortized to the statement of operations for the year ended January 31, 2003 of $ 86,124, or $0.01 per share. No differences were noted for the years ended January 31, 2002 and 2001.

Adjustments to the consolidation and sale of subsidiary:

The Company determined that it did not consolidate its interest in the losses of its subsidiary, EMEY, for the six months before its sale on July 25, 2001. The net loss of EMEY for the period February 1, 2001 to July 25, 2001 was $1,679,841, with the minority interest in this loss being $767,855, resulting in a net increase in the Company’s net loss of $911,986 ($0.13 per share) for the year ended January 31, 2002. As part of the consolidation of EMEY for the years ended January 31, 2001 and 2000, the Company incorrectly recognized a current tax benefit for its share of the operating losses of EMEY. As EMEY had no history of income, this benefit should have been subject to a valuation allowance offsetting its effect on the income tax provision. This adjustment has led to an increase in income tax expense of $379,542 ($0.05 per share) for the year ended January 31, 2001 and a decrease in retained earnings of $76,222 for the year ended January 31, 2000.

In addition, the Company did not properly account for the sale of EMEY. In July 2001, the Company’s subsidiary EMEY agreed to merge with VTS Acquisition Corp (subsequently renamed ViewTrade Financial Network Inc.), a wholly owned subsidiary of ViewTrade Holding Corporation (“ViewTrade”). In connection with the merger, the stockholders of EMEY received ownership interests in ViewTrade aggregating 28.3994% in exchange for 100% ownership of EMEY. On the date of the merger, the Company owned 54.29% of EMEY. As a result, the Company received an ownership interest of 15.418% of ViewTrade and such investment was not recorded at a fair value of $1,383,569. The Company did not properly account for the gain on the sale of this subsidiary (representing the difference between the Company’s investment in EMEY and the fair value of the interest in ViewTrade it received), and has restated its financial statements to record a gain on sale of subsidiary of $23,997 for the year ended January 31, 2002, and a net increase in the fair value of the Company’s investment in ViewTrade of $1,043,569 as at the date of the merger.

On September 11, 2001, the ViewTrade head office located in the World Trade Center was destroyed. ViewTrade suffered declines in revenues due to the breakdown in their operations, as well as the decline in market conditions affecting ViewTrade’s business immediately following the terrorist attack. Following these events, the Company has recorded as an adjustment an impairment charge to their investment in ViewTrade of

$1,184,008 ($0.18 per share) for the year ended January 31, 2002. The continuing decline in market conditions affecting ViewTrade’s business resulted in a further impairment charge of $94,817 ($0.01 per share) for the year ended January 31, 2003. These adjustments led to a decrease in the value of the investment in ViewTrade of $1,184,008, offset by the increase of $1,043,569 above (aggregate decrease of $140,439) as at January 31, 2002. These adjustments resulted in a net decrease in the value of the investment in ViewTrade of $235,256 as at January 31, 2003.

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. The adjustments to properly account for the options granted to employees and consultants resulted in an increase of $100,421 in additional paid-in-capital, $97,071 in unearned compensation and $3,350 in compensation expense for the year ended January 31, 2003, a decrease of $568,750 in additional paid-in-capital and compensation expense for the year ended January 31, 2002 ($0.09 per share), and a decrease of $27,600 in additional paid-in-capital and compensation expense for the year ended January 31, 2001. Amounts shown in Note 19 have been restated accordingly.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the years ended January 31, 2003, 2002 and 2001. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. The NASD arbitration settlement expense was reclassified from professional expenses to a separate line item. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the years ended January 31, 2003, 2002 and 2001. There were also certain errors in the classification of assets within the Statements of Financial Condition at January 31, 2003 and 2002, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share, that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This reduction has been reflected in the Statements of Operations for the year ended January 31, 2002. Amounts shown in Note 17 have been restated accordingly.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as of January 31, 2003 and 2002.

c)	The Company determined that incorrect depreciation rates were used for the year ended January 31, 2003, resulting in a decrease in depreciation of $69,365 or $0.01 per share, for the year ended January 31, 2003. Amounts shown in Note 9 have been restated accordingly.

d)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 25,000, 25,000 and 54,000 shares to the total shares of common stock outstanding for the years ended January 31, 2003, 2002 and 2001, respectively. Amounts shown in Note 19 have been restated accordingly.

e)	The effect of the pre tax restatement adjustments above have led to timing differences in the tax provision between periods. These timing differences have resulted in an increase in tax expense of $12,098, $446,432 ($0.07 per share) and $78,647 ($0.01 per share) for the years ended January 31, 2003, 2002 and 2001, respectively and a decrease in restated retained earnings of $73,421 as at January 31, 2000. There is an additional net tax expense and corresponding credit to paid-in-capital of $3,248, $35,866 and $582,761 related to stock options for the tax years ended January 31, 2002, 2001 and 2000, respectively. For purposes of SFAS No. 109, Accounting for income taxes, SFAS No. 123 states that any excess tax deduction for exercised stock options over the book deductions should be credited directly to additional paid in capital. Over the course of the restatement, the Company discovered that there were options exercised during the above referenced periods that were not reflected in the tax provision. As such, the benefits for these deductions are credited directly to additional paid in capital, in accordance with SFAS No. 123. There is no net effect of these timing differences over the periods presented, as they are offset by the benefit of net operating loss carrybacks. It is significant to note that, as the Company has placed a valuation allowance against the deferred tax asset, there is no net change in the deferred tax asset.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the year ended January 31
	2003		2002		2001
	Net loss	Net loss per share	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(6,248,699)	$(0.94)	$(12,227,471)	$(1.86)	$(508,272)	$(0.08)
Reconciliation of clearing broker statements	(1,194,025)	(0.18)	—	—	—	—
Accrual of expenses	(581,335)	(0.08)	(217,959)	(0.03)	—	—
Prepaid expenses	86,124	0.01	—	—	—	—
Stock compensation	(3,350)	—	568,750	0.09	27,600	—
Depreciation	69,365	0.01	—	—	—	—
Tax benefit	423,180	0.06	(423,180)	(0.06)	—
Unconsolidated loss of subsidiary	—	—	(911,986)	(0.13)	—	—
Tax adjustment on consolidation of subsidiary	—	—	—	—	(379,542)	(0.05)
Gain on sale of subsidiary	—	—	23,997	—	—	—
Impairment of investment	(94,817)	(0.01)	(1,184,008)	(0.18)	—	—
Tax adjustments	(12,098)	—	(446,432)	(0.07)	(78,647)	(0.01)

As restated	$(7,555,655)	$(1.13)	$(14,818,289)	$(2.24)	$(938,861)	$(0.14)

The impact on the Statements of Operations, Statements of Financial Condition and Statements of Cash Flows, as a result of the above adjustments, is as follows. The amounts previously reported are derived from the original Form 10-K for the year ended January 31, 2003. The Company also reclassified certain prior year financial statement amounts to conform to the current year presentation.

	For the year ended January 31, 2003		For the year ended January 31, 2002		For the year ended January 31, 2001
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of operations:

Revenues
Net trading revenues	$9,187,197	$7,659,032	$15,173,605	$15,173,605	$66,937,422	$66,937,422
Underwriting and investment banking fees	295,346	295,346	77,657	77,657	2,274,166	2,274,166
Commissions	893,265	997,660	1,145,960	1,149,168	1,951,047	1,951,047
Interest and other	51,199	319,551	139,763	1,285,425	1,227,089	1,227,089
Gain on sale of subsidiary	—	—	—	23,997	—	—

Total revenues	10,427,007	9,271,589	16,536,985	17,709,852	72,389,724	72,389,724

Expenses
Employee compensation and benefits	5,801,054	6,992,365	8,928,583	10,341,313	29,995,573	30,886,661
Execution and clearance fees	2,164,443	2,672,898	6,996,105	7,516,361	28,930,685	28,930,685
Communications and data processing	2,932,796	2,774,176	4,605,124	4,793,450	4,875,907	4,875,907
Occupancy and equipment rentals	1,059,762	1,299,593	1,010,983	1,120,274	1,044,700	1,044,700

Professional fees	813,375	876,851	4,439,751	986,957	2,637,445	3,027,445
Business development	—	318,708	—	752,732	—	1,292,837
Depreciation and amortization	—	94,043	—	218,208	—	429,909
NASD arbitration settlements	—	321,996	—	5,000,000	—	—
Impairment of investment	—	94,817	—	1,184,008	—	—
Other expenses	3,480,772	1,357,820	5,887,996	3,617,167	6,429,984	3,398,550

Total expenses	16,252,202	16,803,267	31,868,542	35,530,470	73,914,294	73,886,694

Loss before income taxes	(5,825,195)	(7,531,678)	(15,331,557)	(17,820,618)	(1,524,570)	(1,496,970)
Income tax expense (adjustment)	423,504	23,977	(3,104,086)	(2,234,474)	(216,199)	241,990
Minority interest	—	—	—	767,855	800,099	800,099

Net loss	$(6,248,699)	$(7,555,655)	$(12,227,471)	$14,818,289)	$508,272)	$938,861)

Basic loss per share	$(0.94)	$(1.13)	$(1.86)	$2.24)	$0.08)	$0.14)

Diluted loss per share	$(0.94)	$(1.13)	$1.86)	$2.24)	$0.08)	$0.14)

Shares used in basic earnings per share calculation	6,625,571	6,661,377	6,580,683	6,616,329	6,566,022	6,611,370

Shares used in diluted earnings per share calculation	6,625,571	6,661,377	6,580,683	6,616,329	6,566,022	6,611,370

	January 31, 2003		January 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Financial Condition:

Assets
Cash and cash equivalents	$961,465	$961,465	$851,343	$851,343
Securities owned, held at clearing brokers, at market value	1,302,826	1,128,631	4,208,644	4,208,644
Receivables from brokers and dealers	4,152,243	3,473,248	4,682,353	5,185,272
Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization	562,969	632,334	726,737	726,737
Other investments	840,962	778,597	1,085,887	945,439
Receivables from trading personnel	—	730,139	—	301,876
Insurance recovery	—	1,000,000	—	1,000,000
Income taxes receivable	13,392	24,669	2,847,494	2,447,690
Other assets	2,686,959	334,095	2,905,561	900,766

Total assets	$10,520,816	$9,063,178	$17,308,019	$16,567,767

Liabilities and Stockholders’ Equity

Securities sold, not yet purchased, at market value	$217,777	$222,663	$1,257,489	$1,257,489
Payable to brokers and dealers	—	—	166,864	166,864
Accrued compensation expense	254,683	254,682	738,105	734,506
Accounts payable, accrued expenses and other liabilities	348,710	1,148,004	695,013	916,571
Accrued NASD arbitration awards	5,000,000	5,000,000	5,000,000	5,000,000

Total liabilities	5,821,170	6,625,349	7,857,471	8,075,430

Subordinated loans	3,000,000	3,000,000	2,000,000	2,000,000

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 7,556,964 shares issued and outstanding at January 31, 2003 and 6,606,514 shares issued and outstanding at January 31, 2002, as restated	75,320	75,570	65,815	66,065
Unearned compensation	—	(97,071)	—	—
Notes receivable from stock issuance	—	(200,000)	—	(200,000)
Additional paid-in capital	12,223,933	16,872,876	11,735,641	16,284,163
Accumulated deficit (1)	(10,599,607)	(17,213,546)	(4,350,908)	(9,657,891)

Total stockholders’ equity	1,699,646	(562,171)	7,450,548	6,492,337

Total liabilities and stockholders’ equity	$10,520,816	$9,063,178	$17,308,019	$16,567,767

(1)	The impact of the restatement adjustments described above on accumulated deficit as at January 31, 2001 and 2000 was $2,030,807 and $1,600,218, respectively.

	For the year ended January 31, 2003		For the year ended January 31, 2002		For the year ended January 31, 2001
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Cash Flows:

Net cash (used in) provided by operating activities	$(990,175)	$(1,062,560)	$(6,569,750)	$(8,232,689)	$814,813	$14,714
Net cash provided by (used in) investing activities	—	72,385	(3,055,351)	(1,392,122)	2,840,777	(96,067)
Net cash provided by financing activities	1,100,297	1,100,297	24,498	24,208	122,261	3,859,204

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and it’s more than 50% owned subsidiary eMeyerson.com, Inc. (the “Subsidiary”). All significant intercompany balances and transactions have been eliminated.

During the second quarter of fiscal year ended January 31, 2002 the Company disposed of its interest in the Subsidiary through a merger with an affiliate of ViewTrade, Inc. (“ViewTrade”). Prior to the transaction, the Company owned approximately 54% of the Subsidiary, which is now consolidated in the Company’s financial statements through the date of sale of July 25, 2001. After the transaction, the Company’s present interest in ViewTrade Holding Corporation, the parent company of ViewTrade, is approximately 15% and is included in ‘Other investments’.

Use of Estimates

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

Securities Owned, Securities Sold But Not Yet Purchased and Related Revenue Recognition

Securities transactions, and related commission revenue and expense, if applicable, are recorded on a trade date basis.

Securities owned and securities sold but not yet purchased are carried at market value and are recorded on a trade date basis with unrealized gains and losses included in net trading revenue. Net trading revenue (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. The Company’s clearing agreements call for payment of or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

The market value of securities owned, and securities sold but not yet purchased, which consist of equities, corporate obligations, United States government obligations, and state and municipal obligations, is determined by the Company utilizing quoted market prices, dealer quotes and prices obtained from independent third parties.

Substantially all of the Company’s financial assets and liabilities are carried at market value or at amounts which, because of the short-term nature of the financial instruments, approximate current fair value.

Underwriting fees are recorded at the time the underwriting is completed.

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposit accounts at banks.

Concentration of Credit Risks

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

Other Investments

Other investments, which includes the Company’s investment in ViewTrade, Inc., are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments.

Furniture, Equipment and Leasehold Improvements

Furniture and equipment is stated at cost. Office furniture, equipment and vehicles are depreciated over the estimated useful lives, ranging from three to seven years using accelerated methods. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the estimated economic life of the improvements.

Stock Based Compensation

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 3,500,000 shares of Common Stock. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded only to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period).

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest.

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	Year ended January 31,
	2003	2002	2001
Risk free interest rate	2.53%	4.03%	6.30%
Weighted average expected life of options (years)	4.00	3.52	3.54
Expected volatility of Company’s common stock	178%	122%	115%
Expected dividends	—	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS No. 123:

	For the Year ended January 31,
	2003	2002	2001
Net loss as restated and reported	$(7,555,655)	$(14,818,289)	$(938,861)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(138,984)	(484,470)	(2,019,773)
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards	3,350	(568,750)	(27,600)

Pro forma net loss	$(7,691,289)	$(15,871,509)	$(2,986,234)

Earning per share:

Basic and diluted net loss per share as restated and reported	$(1.13)	$(2.24)	$(0.14)

Basic and diluted net loss per share pro forma	$(1.15)	$(2.40)	$(0.45)

The weighted average fair value of the stock options granted was $0.62, $0.80 and $3.33 for the years ended January 31, 2003, 2002 and 2001.

Income taxes

The Company provides for current and deferred taxes payable or refundable utilizing the liability method prescribed by SFAS No. 109. That method recognized deferred assets and liabilities for differences between the financial reporting and tax bases of assets and liabilities, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits represent changes in deferred tax assets or liabilities between years.

Earnings Per Common Share

Earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the exercise of stock options and warrants that are dilutive have been included in the computation of earnings per share based on the modified treasury stock method.

Reclassification

Certain 2002 and 2001 financial statement items have been reclassified to conform to the current year’s presentation.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes new standards for accounting for goodwill and intangible assets acquired outside of, and subsequent to a business combination. Under the new standards, goodwill and certain intangible assets with an indefinite useful life will no longer be amortized and are tested for impairment at least annually. Other intangible assets continue to be amortized over their useful lives. The useful lives and any impairment of other intangible assets will also be tested at least annually. The Company adopted the provisions of SFAS No. 142 effective February 1, 2002. The adoption of this statement did not have an impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143 effective February 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single model for accounting for the impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 effective February 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company adopted the disclosure provisions of FIN 45 effective January 31, 2003 and the adoption of this interpretation did not have a material impact on the Company’s financial statements.

In November 2002, the EITF reached a consensus on EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted the provisions of this consensus effective November 1, 2002. The adoption of this consensus had no effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 effective January 31, 2003, and continues to follow APB No. 25. The adoption of this statement did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The FASB subsequently revised and issued FIN No. 46 (Revised) in December 2003. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Before FIN No. 46, VIEs were commonly referred to as special purpose entities. As the Company does not have any interests in VIEs, the adoption of this statement will not have an effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB No. 133 Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for derivative contracts and hedging instruments entered into after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and must be applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of this statement did not have an effect on the Company’s financial statements.

5. SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

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

	January 31,
	2003	2002
	(restated)	(restated)
Securities owned, marketable:
State and municipal obligations	$27,325	$1,589,813
Equities	1,098,819	2,616,370
Other	2,487	2,461

	$1,128,631	$4,208,644

Securities sold but not yet purchased:
State and municipal obligations	$—	$58,598
Equities	222,663	1,198,891

	$222,663	$1,257,489

6. GAIN FROM ISSUANCE OF STOCK BY SUBSIDIARY

During the year ended January 31, 2001, the Company recognized a gain of $1,694,334 resulting from a private placement of common stock by its subsidiary, Emeyerson.com, Inc (“EMEY”) in April 2000. Such gain was credited directly to equity pursuant to the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 51 and not recorded in income. In connection with this transaction, the EMEY received net cash proceeds of $3,736,304, and the Company’s ownership percentage interest in the common stock of EMEY was reduced from 65.41% to 54.29%.

7. DISPOSITION OF INVESTMENT IN SUBSIDIARY

In July 2001, the Company’s subsidiary EMEY agreed to merge with VTS Acquisition Corp (subsequently renamed ViewTrade Financial Network Inc.), a wholly owned subsidiary of ViewTrade Holding Corporation (“ViewTrade”). In connection with the merger, the stockholders of EMEY received ownership interests in ViewTrade aggregating 28.3994% in exchange for 100% ownership of EMEY. On the date of the merger, the Company owned 54.29% of EMEY. As a result, the Company received an ownership interest of 15.418% of ViewTrade and such investment was recorded at a fair value of $1,383,569. The Company recorded a pretax gain of $23,997 on the exchange of its interest in EMEY for the interest in ViewTrade, representing the difference between the carrying amount of the Company’s investment in EMEY and the fair value of the interest in ViewTrade received.

8. IMPAIRMENT OF INVESTMENT

On September 11, 2001, the ViewTrade head office located in the World Trade Center was destroyed. As a result, ViewTrade suffered significant financial difficulties due to the breakdown in their operations, as well as the decline in market conditions affecting ViewTrade’s business immediately following the terrorist attack. These events resulted in the Company recording a charge related to the impairment of their investment in ViewTrade of $1,184,008 for the year ended January 31, 2002. The continuing decline in market conditions affecting ViewTrade’s business resulted in a further impairment charge of $94,817 for the year ended January 31, 2003.

9. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements is summarized as follows:

	2003	2002
	(restated)

Furniture, fixtures, equipment and leasehold improvements	$2,754,007	$2,789,001
Less accumulated depreciation and amortization	(2,121,673)	(2,062,264)

	$632,334	$726,737

Depreciation and amortization expenses totaled $94,043, $218,208 and $443,030 for the years ended January 31, 2003, 2002 and 2001, respectively.

10. DEPOSIT WITH, RECEIVABLE FROM AND PAYABLE TO BROKERS AND DEALERS

The Company maintains clearing agreements with Spear, Leads & Kellogg (“SLK”) and Fiserv Securities, Inc., (“Fiserv”), who acquired Investec Ernst and Company’s clearing business in November of 2002. Under the agreement with SLK, the Company maintains a clearing deposit of $1,000,000. The Company primarily clears its proprietary equity market making activity through SLK. Under the agreement with Fiserv the Company maintains a clearing deposit of $100,000. The Company primarily clears its proprietary municipal bond business and customer transactions through Fiserv.

At January 31, 2003 and 2002, amounts receivable from and payable to brokers and dealers consist of the following:

	2003	2002
	(restated)	(restated)
Receivable:
Clearing brokers	$2,964,398	$4,682,353
Other	508,850	502,919

	$3,473,248	$5,185,272

Payable:
Clearing brokers	$—	$166,864

11. ACCRUED COMPENSATION EXPENSE

Accrued compensation expense includes amounts owed to market makers and salespersons. Monthly commission payments to these individuals are generally paid by the middle of the following month.

12. COMPUTATION FOR DETERMINATION OF RESERVE REQUIREMENTS

The Company operates in accordance with the exemptive provisions of paragraph (k)(2)(ii) of the SEC Rule 15c3-3. All transactions are cleared through SLK and Fiserv.

13. SIGNIFICANT CUSTOMERS

The Company considers significant customers to be customers who account for 10% or more of the total trades by the Company during the year. The Company had one such significant customer accounting for 13% of the total trades at January 31, 2003.

The Company’s customers include both institutions and broker-dealers. Institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

14. RELATED PARTY TRANSACTIONS

Transactions with related parties are summarized as follows:

	Year ended January 31,
	2003	2002	2001
Maintenance charges paid on space owned by the principal shareholder (included in rent expense)	$—	$10,020	$10,020

Rent for space which is leased in the name of the principal shareholder	$—	$11,185	$32,000

The Company has loaned Anthony F. Dudzinski, the Company’s former Vice-President of Operations, $200,000 to purchase 50,000 shares of the Company’s stock. The loan matures February 21, 2004 and is non-interest bearing. The shares of the Company are pledged as collateral for the loan.

Effective January 14, 2003, Mr. Leighton has contributed $500,000 in the form of a subordinated note (See Note 15) to the Company. A certain member of the new management team also purchased 200,000 shares of Common Stock for an aggregate purchase price of $100,000.

The Company has retained an interest in ViewTrade of approximately 15% through ViewTrade’s acquisition of the Company’s former subsidiary, EMeyerson.com, Inc. This investment is $104,474 and $199,561 as at January 31, 2003 and January 31, 2002, respectively and is included in ‘Other Investments’ in the Consolidated Statements of Financial Condition. ViewTrade subleases space from the Company which resulted in sublease income of approximately $248,201 and $109,291 for the years ending January 31, 2003, and 2002, respectively. This income is included in ‘Other Income’ in the Consolidated Statements of Operations.

15. SUBORDINATED LOANS

The Company entered into a NASD approved subordinated loan agreement with SLK dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and matured on August 31, 1999 but was extended to August 31, 2003. It is subject to monthly interest payments at the prime rate and is unsecured.

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

16. NET CAPITAL REQUIREMENTS

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in the SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC before repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At January 31, 2003, 2002 and 2001, the Company had restated negative net capital of $114,958, and positive net capital of $2,360,417 and $10,020,976, respectively, and a minimum net capital requirement each year of $1,000,000.

17. INCOME TAXES

The Company files a federal income tax return as well as state income tax returns in certain jurisdictions. Based on the restatements discussed in Note 2, the below items reflect the actual tax expense, as well as the actual deferred tax assets and liabilities. The Company will file amended returns to the extent that the below items do not correspond to their tax returns as originally filed.

Please note that the deferred tax asset is subject to a 100% valuation allowance. Pursuant to SFAS No. 109, as management does not believe that it is more likely than not to realize the benefit of such assets, the deferred tax asset is subject to the valuation allowance.

The provision (benefit) for income taxes consists of the following:

	For the year ended January 31,
	2003	2002	2001
Current:
U.S. federal	$—	$(2,261,721)	$188,720
U.S. state	$23,977	$27,247	$53,270

Deferred:
U.S. federal	$—	$—	$—
U.S. state	$—	$—	$—

Provision (benefit) for income taxes	$23,977	$(2,234,474)	$241,990

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	For the year ended January 31,
	2003	2002	2001
U.S. federal statutory income tax (benefit) rate	35.0%	35.0%	35.0%
Valuation allowance	(33.6)%	(22.1)%	(44.6)%
Other	(1.7)%	(0.4)%	(6.6)%

Effective income tax (benefit) rate	(0.3)%	12.5%	(16.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets at January 31, 2003, 2002 and 2001 are as follows:

	For the year ended January 31,
	2003	2002
Deferred tax assets
Net operating losses	$5,330,414	$2,406,504
Stock option compensation	248,467	247,100
Fixed assets and other amortizable assets	89,675	116,667
Reserves	1,633,717	1,633,717
Charitable contributions	75,716	60,735
Valuation of investments	2,032,344	1,993,618

Total gross deferred tax assets	$9,410,333	$6,458,341
Valuation allowance	$(9,410,333)	$(6,458,341)

Net deferred tax asset	—	—

At January 31, 2003 the Company had a Federal net operating loss carryforward of approximately $12,000,000. The Federal net operating loss begins to expire in the fiscal year ended in 2022 and expires completely in the fiscal year ended 2023. In addition, the Company has state net operating loss carryforwards. The state net operating loss carryforwards range by jurisdiction up to approximately $18,500,000. These state net operating loss carryforwards expire between fiscal years ended in 2009 and 2010.

18. 401(K) SAVINGS PLAN

Employees of the Company may participate in a 401(K) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made no contributions to the plan for the years ended January 31, 2003, 2002 or 2001.

19. STOCK OPTIONS

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 3,500,000 shares of Common stock. As of January 31, 2003, 3,189,485 options have been granted under these plans. A summary of the status of the Company’s stock options as of January 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	Total	Weighted-Average Exercise Price	Expiration Dates
	(restated)	(restated)	(restated)
Balance, January 31, 2000	1,200,520	$3.03	6/00-6/06
Granted	659,964	$4.78
Cancelled	(7,000)	$7.00
Exercised	(112,500)	$2.77
Expired	—	$—

Balance, January 31, 2001	1,740,984	$3.69	6/01-8/10

Granted	328,901	$1.27
Cancelled	(120,163)	$4.78
Exercised	(9,325)	$2.50
Expired	(65,000)	$2.25

Balance, January 31, 2002	1,875,397	$3.26	6/02-7/11

Granted	757,712	$0.75
Cancelled	(382,429)	$3.68
Exercised	(450)	$.66
Expired	(207,500)	$2.67

Balance, January 31, 2003	2,042,730	$2.31	3/03-7/11

Options granted during the fiscal year ended January 31, 2001 of 659,964 include 50,000 shares of common stock that were purchased by Anthony Dudzinski, Vice President of Operations, at a price of $4.00 per share with the proceeds of a $200,000 loan provided by the Company. These shares are treated as an option because they were pledged against the related non-recourse, non-interest bearing promissory note that matured on January 31, 2003.

The following tables provide further details relating to the Company’s stock options outstanding as of January 31, 2003:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted - Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
	(restated)	(restated)	(restated)
Below-$0.65	558,712	$0.44	4.92
$0.66-$2.00	410,042	0.89	3.12
$2.01-$2.25	424,000	2.23	5.02
$2.26-$6.00	525,976	4.42	1.91
$6.01-Above	124,000	6.68	1.31

Balance, January 31, 2003	2,042,730	$2.31	3.58

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
	(restated)	(restated)
Below-$0.65	118,712	$0.35
$0.66-$2.00	335,042	0.94
$2.01-$2.25	424,000	2.23
$2.26-$6.00	525,976	4.42
$6.01-Above	124,000	6.68

Balance, January 31, 2003	1,527,730	$2.92

In January 2003, Mr. Leighton was issued 750,000 shares of the Company’s stock in connection with his employment agreement. The 750,000 shares were valued at the closing price of the Company’s stock at the signing of Mr. Leighton’s agreement. A value of $397,500 of compensation expense has been recorded in the financial statements.

20. COMMITMENTS AND CONTINGENT LIABILITIES

The Company indemnifies its clearing broker for losses that it may sustain from the customer accounts introduced by the Company and carried by the clearing broker. These processes are monitored by the clearing-broker. In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. The Company leases certain computer and other equipment under noncancelable operating leases. Additionally, the Company leases its office equipment under various leases expiring in 2003, 2005, and 2006.

The rental expense for the years ended January 31, 2003, 2002 and 2001 was $870,430, $838,745 and $807,060, respectively.

As of January 31, 2003, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows:

For the year ended Year ending January 31,	Office Leases	Other Obligations	Total
	(restated)	(restated)	(restated)
2004	$882,113	$137,186	$1,019,299
2005	884,450	137,186	1,021,636
2006	884,450	11,432	895,882
2007	905,946	—	905,946
2008	921,300	—	921,300
Thereafter through July 31, 2011	3,128,747	—	3,128,747

	$7,607,006	$285,804	$7,892,810

Effective September 25, 2001, the Company has subleased a portion of its office space under an agreement which calls for monthly payments of $16,335. The sublease is for a term of three months with automatic renewals.

The Company has entered into guaranteed employment contracts with the CEO and certain members of management of approximately $1,750,000 for the year ended January 31, 2004, $1,650,000 for the year ended January 31, 2005 and $675,000 for the year ended January 31, 2006. During the year ended January 31, 2004, these employees have forfeited $557,853 of compensation payments.

The following litigation and arbitration matters are pending at January 31, 2003:

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

Plaintiff in its Amended Complaint claims against the Company and Leventhal for breach of fiduciary duty, negligent misrepresentation and negligence. Plaintiff alleges that the Company failed to make certain disclosures in the offering memorandum concerning legal proceedings involving Rainbow’s officers, that the Company failed to ensure that Rainbow engaged in certain corporate actions and that Rainbow failed to use the offering proceeds in the manner stated in the offering memorandum. Plaintiff seeks approximately $2.6 million in damages on behalf of the “class” of investors.

On July 19, 2001, plaintiff Harry Binder, as the putative class representative, filed a motion to have the lawsuit certified as a class action. On December 11, 2001, the Trial Court issued an Order denying the motion. Plaintiff appealed the Court’s Order denying class certification. On November 27, 2002, the Third District Court of Appeal, Florida issued a decision affirming the Trial Court’s denial of class certification. Accordingly, the only claims that now remain in the case are plaintiff’s individual claims, which seek damages of $37,500, together with interest and attorney’s fees. The Company intends to defend itself vigorously against any litigation by plaintiff of his individual claims, and has not recorded a provision for any loss that may be incurred as a result of the action.

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

The New Jersey Court held a hearing on the motion on February 20, 2003 and denied Plaintiffs’ motion for class certification, without prejudice to a renewal of that motion after completion of discovery. The New Jersey Court also denied Defendants’ motion to dismiss, without prejudice to defendants’ right to move for summary judgment upon completion of discovery. Defendants have since made their motion for summary judgment as discovery process ended last summer; furthermore, Defendants have opposed Plaintiff’s renewed motion for class certification. On January 6, 2004, the New Jersey Court denied the plaintiffs’ motion for class certification and heard Defendants’ motion for summary judgment.

The Court granted Defendants’ motion on February 26, 2004 and dismissed the Plaintiffs’ with prejudice. Under the New Jersey Rules of Appellate Procedure, for a period of 30 days from the date the Clerk of the Court filed the order dismissing the action, Plaintiffs could file a notice of appeal. As of the date of the filing of this report, the Company has not received notice of any such appeal. The Company continues to believe that the allegations of wrongdoing are meritless, and will defend against all claims vigorously if an appeal is filed.

FEDERAL SECURITIES CLAIMS (NEW JERSEY)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 div. 2724.

On June 6, 2002, the plaintiff (who is also the plaintiff in the Florida lawsuit discussed above) filed a Class Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are directors of the Company. In their compliant, Plaintiffs allege fraud claims under the federal securities law relating to the Company’s disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company’s subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc., and a litigation arising from eMeyerson’s termination of that agreement, and other matters. Plaintiffs seek damages in excess of $15 million for the alleged class.

Subsequently, a virtually identical class action lawsuit was filed by other plaintiffs against the same defendants in the same court, Choung v. M.H. Meyerson & Co., Inc., et al., U.S. District Court of New Jersey, 02 Civ. 3622. On September 24, 2002, the District Court consolidated the two cases under the caption, “In re M.H. Meyerson & Co. Securities Litigation,” Master File No. 02-CV-2724. The plaintiffs have served an Amended Complaint, which repeats the allegations of the initial pleading.

Upon the Company’s motion, and pursuant to an Order of the U.S. District Court dated September 29, 2003, the consolidated action was dismissed with leave to amend within thirty days. On or about October 30, 2003, plaintiffs filed a Second Amended Consolidated Class Action Complaint (“Second Amended Complaint”). All defendants have recently filed a motion to dismiss the Second Amended Complaint.

The defendants believe that the allegations of the Second Amended Complaint are meritless and fail to state legally valid claims. The defendants intend to continue to contest the allegations vigorously, and has not recorded a provision for any loss that may be incurred as a result of the action.

EMEYERSON.COM, INC.

Two plaintiffs filed federal securities fraud claims against the Company and certain affiliated or related parties, arising from plaintiff’s private placement purchase of $300,000 in stock of eMeyerson.com Inc. that was then a subsidiary of the Company. The lawsuit was filed in the U.S. District Court, District of New Jersey as, Hemphill v. Meyerson, Civ. No. 01-5134. Plaintiffs alleged that defendants failed to disclose material facts concerning, inter alia, eMeyerson’s ownership of stock in a vendor company that was under contract to develop for eMeyerson an electronic trading platform. Defendants moved to dismiss the complaint.

On April 25, 2002, the District Court granted defendants’ motion and dismissed the complaint with prejudice and without leave to replead. The plaintiffs appealed the District Court’s order to the U.S. Court of Appeals for the Third Circuit. The Court of Appeals has since affirmed the District Court’s order and has entered a Final Judgment dismissing the case.

OPTOMEDIC MEDICAL TECHNOLOGIES LTD.

In connection with Company’s June 1998 underwriting of the securities of Optomedic Medical Technologies Ltd. (“Optomedic”), plaintiff James Stern (“Stern”) in June 1999 filed and thereafter served on Optomedic, its chief executive officer Alex Harel, and the Company a pleading styled as a federal securities class action complaint with U.S. District Court for the Eastern District of New York (the “Court”). In November 1999, the Court signed an order appointing lead plaintiffs and lead counsel in the action. Lead plaintiffs filed and served an amended complaint on the Company in May 2000. In June 2000, the Company and defendant Harel moved to dismiss plaintiff’s amended complaint.

Pursuant to Order entered September 19, 2003, and Judgment entered September 25, 2003, the Court granted defendants’ motion to dismiss all of plaintiffs’ claims, and denied plaintiffs leave to further amend the complaint. Under the Federal Rules of Appellate Procedure, for a period of 30 days from the date the Clerk of the Court filed the Judgment in the action, plaintiff could file a notice of appeal. As of the date of the filing of this report, the Company has not received notice of any such appeal.

C.V.I. GROUP ARBITRATION

C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.

In May 1999, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers (“NASD”) alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and its then clearing agent, Bear Stearns & Co., Inc. (“Bear Stearns”). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $.25 per share. This claim is partially covered by the Company’s Broker/Dealer Errors and Omissions Policy for net of $1,000,000.

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

The evidence showed that claimants did not send a revocation of the Powers of Attorney until January 27, 2000, which was three days after the shares were transferred. Moreover, the Powers of Attorney specifically stated that any revocation is ineffective for any transaction that was initiated before a revocation. This matter was arbitrated in Buffalo, NY on October 15-17, 2001.

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. Neither Bear Stearns nor the Company asserted cross claims against each other in the arbitration. Either may attempt, subject to defenses of the other, to assert a cross claim against the other under the clearing agreement or other law for its share of the award. The Company and Bear Stearns have each filed motions to vacate the award in its entirety with the U.S. District Court for the District of New Jersey. Bear Stearns has also requested the Court to vacate the award as to it if the Court does not vacate the entire award. These motions together, with the Claimant’s motion to confirm, should be heard sometime during the first or second calendar quarter of 2004.

While both the management of the Company and its legal counsel believe that a vacation or modification of the award is very possible, due to the fact that the legal grounds for vacating an award are somewhat narrow, the Company has elected to record the $5,000,000 adverse award as a liability in its financial statements. Because the award is joint and several, and may be overturned, the Company has not accrued a reserve for interest on the award. The Company has a Securities Broker/Dealer’s Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. Accordingly, the Company has recorded a $1,000,000 insurance receivable in the financial statements.

The following litigation and arbitration matters were initiated and are pending subsequent to January 31, 2003:

HOOVER ARBITRATION

James D. Hoover, Jr. and Kimberly R. Hoover v. M.H. Meyerson & Co, Inc., Martin H. Meyerson and Ronald Heller, NASD Arbitration No. 03-02234

In March 2003, claimants filed a Statement of Claim in arbitration with the NASD alleging the respondents engaged in excessive and unauthorized trading and entered into unsuitable investments in the claimants’ account. Claimants further alleged that respondent, Heller, solicited investments in several private placements in which respondents had vested interests. Claimants seek damages in the amount of $2.5 million. In May 2003, the Company filed its answer denying the allegation and moved to dismiss the claim.

The Company believes that the allegations in the Statement of Claim are meritless. The Company intends to continue to contest the allegations vigorously.

DUFF ARBITRATION

Scott L. Duff and Michele Duff v. M.H. Meyerson & Co, Inc., and Clifford Ghazai, NASD Arbitration No.

Claimants alleged a former registered representative of the Company entered unsuitable and unauthorized investments in the claimants’ account, churned the account to generate commissions, and made misrepresentation to claimants’ concerning their account and investments. Claimants also alleged that Company failed to supervise adequately the activities of its representative. Claimants seek damages in the amount of $960,000. The Company has entered an answer denying the allegations and moved to dismiss. On March 5, 2004, the Company and claimants reached an agreement in principle to settle all claims for a total of $37,500.

Miscellaneous

From time to time, certain of the Company’s past and present officers, directors and employees have been named as parties in lawsuits, securities arbitration and administrative claims. These past and present officers, directors and employees are currently the subject of proceedings that are in their initial stages. In the opinion of management, based upon consultation with legal counsel, the Company is not currently a party to any other legal or arbitration proceeding not already disclosed, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on the Company’s business, financial condition and operating results.

Dissatisfied customers of the Company’s broker-dealer clients may complain to the NASD or the SEC who may investigate those complaints. These complaints may even rise to the level of arbitration or disciplinary action. In addition, the securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and the Company’s ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of no other SEC or NASD review, or NASD arbitration that would have a materially adverse impact on the Company’s business, financial condition and operating results.

21. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

As a market maker of over-the-counter and listed stocks, the majority of the Company’s securities transactions are conducted as principal with broker-dealers and institutional counterparties primarily located in the United States. The Company clears all of its securities transactions through clearing brokers. Accordingly, a substantial portion of the Company’s credit exposures is concentrated with its clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. The Company’s policy is to monitor regularly the credit standing of the clearing brokers and all counterparties with which it conducts business.

Securities sold, not yet purchased represent obligations to purchase such securities (or underlying securities) at a future date. The Company may incur a loss if the market value of the securities subsequently increases.

22. SUBSEQUENT EVENTS

In February and March of 2003, the Company raised additional capital from members of the new management team and other employees by issuing 482,776 shares of Common Stock for an aggregate purchase price of $638,753.

On March 20, 2003, pursuant to an agreement with a former officer of the Company, Anthony F. Dudzinski, the Company’s former president, the Company acquired 50,000 shares of common stock in exchange for the release of certain obligations and rights of the former officer, including a forgiveness of $200,000 in loans.

The Company established the 2003 Equity Incentive Plan (the “Plan”) approved by the Board of Directors on March 31, 2003, with amendments approved on September 3, 2003, and final approval granted by shareholders at the Annual Meeting on October 16, 2003, to provide employees, non-employees and independent contractors incentives to increase their proprietary interest in the Company’s business. The Plan is administered by a committee established by the Company’s Board of Directors, and allows for the grant of ‘incentive stock options’ and nonqualified options to those selected by the committee in its sole discretion. It is the Company’s policy to grant options for the purchase of shares of Common Stock at or about fair market value, which the Plan defines as a default of the average of the high and low closing price of Common Stock during the five trading days prior to the grant date. Options and awards generally vest over a defined period and expire on the fifth anniversary of the grant date, pursuant to the terms of the option agreement. The Company has granted 3,576,117 options under the Plan through the date of the filing of this report.

In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000 (the “Transaction”). The Transaction consisted of a sale of a combination of $500,000 of investments and $480,000 of receivables from trading personnel for $980,000, a cash contribution of $130,000 recognized in additional paid-in-capital and a reimbursement to the Company of $240,000 of expenses incurred by the Company in connection with certain regulatory matters. The assets sold to Mr. Meyerson were valued at the greater of fair market value or cost. The Transaction increased the Company’s cash position, and in the process, increased the Company’s net capital by a like amount.

On June 2, 2003, the Company established Crown Financial International Limited (“CFIL”), a wholly owned subsidiary in London, the United Kingdom, which is currently in the process of applying for a broker dealer license with the U.K. Financial Services Authority. CFIL leases office space in London under a 12-month, noncancelable operating lease effective August 19, 2003. Rental expense under the office lease was $48,068 for the period from September 1, 2003 to January 31, 2004. As of January 31, 2004, future minimum rental commitments under this noncancelable office lease is $10,520 per month through August 31, 2004.

On June 9, 2003, the Company received $76,865 in cash from Mr. Meyerson related to the terms of a Split Dollar Agreement with the Company dated October 8, 1993.

On June 12, 2003, the Company completed a private placement in which shares of Company common stock were offered without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). The Private Placement consisted of two tranches: (i) the first tranche began at the end of March 2003 and ended in the first week of April 2003 in which the Company raised $955,000 through the issuance of 636,666 shares of Common Stock; and (ii) the second tranche began in mid-May 2003 and concluded on June 12, 2003 in which the Company raised an additional $1,462,500 through the issuance of 974,997 shares of Common Stock.

By agreement dated July 22, 2003, the Company and SLK have agreed to extend the date of maturity from August 31, 2003 to August 31, 2005 of the NASD approved subordinated loan agreement dated June 3, 1997, as amended. The extension of the maturity of the subordinated loan occurred in conjunction with a renegotiation of the clearing services SLK provides to the Company.

On October 16, 2003, the Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash on October 17, 2003. The Company assumed title of the proceeds from the liquidation in the amount of $1,700,000 on October 17, 2003. This equity contribution added $1,700,000 in cash to the Company’s equity and did not create any liability or require any financial consideration on behalf of the Company. J.S.A. Investment LLC is a limited liability company managed by Joelle A. Meyerson, the spouse of Mr. Meyerson.

On October 30, 2003, the Company completed a conversion, with NASD approval, of $1,000,000 in subordinated indebtedness into equity. Pursuant to this conversion, $1,000,000 of subordinated debt was tendered in exchange for the issuance of 366,838 shares of the Company’s common stock. The $1,000,000 consisted of two loans each with a principal amount of $500,000. The loans were with Mr. Leighton and Joelle A. Meyerson, the spouse of Mr. Meyerson, respectively. As a result of these transactions, the Company’s stockholders’ equity increased by $1,000,000 and its liabilities decreased by $1,000,000.

Commencing in October 2003, the Company sold in a series of private offerings shares of Company common stock and warrants without registration and subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Offerings”). The Private Offerings raised $100,000 on October 31, 2003 through the issuance of 28,986 shares of common stock by purchases from the Company’s Chairman and Chief Executive Officer, John P. Leighton. Subsequent to October 31, 2003, the Company raised $2,001,025 through the issuance of 1,000,132 shares of common stock and 5,000 warrants to the Company’s directors and employees, and private investors through February 25, 2004.

All of the above proceeds from the issuance of common stock and warrants as described in this Note 22 of this Form 10-K/A were used for the Company’s working capital purposes and to increase the Company’s level of stockholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

On October 16, 2003, the Company’s shareholders approved a change in our corporate name to Crown Financial Group, Inc.

In its November 26, 2003 notice to the Company, the Nasdaq Listing Qualifications Panel (the “Panel”) determined to delist the Company’s securities on the Nasdaq SmallCap Market effective as of December 1, 2003. The Panel’s determination was based, in part, and as a result of the Company’s previously announced discovery of financial misstatements by the Company’s former finance department and the Company’s notice to the marketplace not to rely on the Company’s previously disclosed financial statements until the conclusion of its internal review conducted under the oversight of the Company’s Audit Committee. Following delisting, the Company’s common stock became quoted in the Pink Sheets. The Company’s common stock will not be eligible to trade on the OTC Bulletin Board until the Company becomes current in all of its periodic filings in compliance with the reporting requirements pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and has filed that appeal on December 11, 2003. However, the appeal did not stay delisting and there is no assurance that the Listing Council will reverse the delisting determination.

Jack Baker, Senior Vice President and Manager of Institutional Sales, voluntarily resigned from the Company effective January 31, 2004.

23. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

The following is the summarized quarterly financial data for the years ended January 31, 2003, 2002 and 2001 as previously reported and restated for the adjustments discussed above and in Note 2:

	For the year ended January 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported	$2,586,771	$2,938,290	$1,949,844	$2,952,102
Adjustments	(583,948)	(488,389)	219,374	(302,455)
Restated total revenues	2,002,823	2,449,901	2,169,218	2,649,647

Net loss as previously reported	(1,492,723)	(1,056,251)	(1,953,551)	(1,746,174)
Adjustments	(595,412)	(372,112)	254,723	(594,155)
Restated net loss	(2,088,135)	(1,428,363)	(1,698,828)	(2,340,329)

Basic earnings per common stock:
Net loss as previously reported	(0.23)	(0.16)	(0.30)	(0.26)
Adjustments	(0.09)	(0.06)	0.04	(0.07)
Net loss as restated	(0.32)	(0.22)	(0.26)	(0.33)

Diluted earnings per common stock:
Net loss as previously reported	(0.23)	(0.16)	(0.30)	(0.26)
Adjustments	(0.09)	(0.06)	0.04	(0.07)
Net loss as restated	(0.32)	(0.22)	(0.26)	(0.33)

	For the year ended January 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported	$3,539,582	$5,950,088	$2,441,164	$4,606,151
Adjustments	33,290	33,289	6,251	1,100,037
Restated total revenues	3,572,872	5,983,377	2,447,415	5,706,188

Net loss as previously reported	(3,968,379)	(2,404,299)	(3,418,768)	(2,436,025)
Adjustments	88,582	(822,585)	—	(1,856,815)
Restated net loss	(3,879,797)	(3,226,884)	(3,418,768)	(4,292,840)

Basic earnings per common stock:
Net loss as previously reported	(0.60)	(0.37)	(0.52)	(0.37)
Adjustments	0.02	(0.12)	—	(0.28)
Net loss as restated	(0.58)	(0.49)	(0.52)	(0.65)

Diluted earnings per common stock:
Net loss as previously reported	(0.60)	(0.37)	(0.52)	(0.37)
Adjustments	0.02	(0.12)	—	(0.28)
Net loss as restated	(0.58)	(0.49)	(0.52)	(0.65)

	For the year ended January 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue as previously reported	$42,203,399	$10,591,257	$9,759,347	$9,835,721
Adjustments	—	—	—	—
Restated net revenue	42,203,399	10,591,257	9,759,347	9,835,721

Net income (loss) as previously reported	4,895,984	(1,174,319)	(2,285,814)	(1,944,123)
Adjustments	(542,325)	538,700	65,150	492,114
Restated net income (loss)	4,353,659	(635,619)	(2,220,664)	(2,436,237)

Basic earnings per common stock:
Net income (loss) as previously reported	0.75	(0.18)	(0.35)	(0.30)
Adjustments	(0.09)	0.08	0.01	(0.06)
Net income (loss) as restated	0.66	(0.10)	(0.34)	(0.36)

Diluted earnings per common stock:
Net income (loss) as previously reported	0.69	(0.18)	(0.35)	(0.30)
Adjustments	(0.03)	0.08	0.01	(0.06)
Net income (loss) as restated	0.66	(0.10)	(0.34)	(0.36)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

In response to the SEC’s request for clarification of the Report on Form 8-K filed on March 6, 2002, Vincent R. Vassallo, C.P.A., the principal accountant engaged to audit the Company’s financial statements, informed the Company on March 1, 2002 that Mr. Vassallo was resigning from his position as auditor of the Company’s financial statements for the fiscal year ended January 31, 2002.

Mr. Vassallo’s reports on the Company’s financial statements for each of the past two fiscal years ended January 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two fiscal years ended January 31, 2001 and the subsequent interim period preceding Mr. Vasallo’s resignation there was no disagreement with Mr. Vassallo on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Mr. Vassallo, would have caused Mr. Vassallo to make a reference to the subject matter of the disagreement in connection with its report.

On March 1, 2002, the Company engaged the accounting firm of Sanville & Company (“Sanville”) as the principal accountant to audit the Company’s financial statements for the fiscal year ended January 31, 2002. The Company’s decision to retain such new accountants was consented to by the Company’s Audit Committee.

Subsequent Events

Subsequent to the filing of the original Annual Report on Form 10-K on May 1, 2003, in response to the SEC’s request for clarification of the Report on Form 8-K filed on June 17, 2003, the Company disclosed that the Audit Committee of the Board of Directors of the Company annually considers and approves the selection of the Company’s independent public accountants. As recommended by the Company’s Audit Committee, the Board of Directors, effective June 12, 2003, dismissed Sanville as the Company’s independent public accountant and engaged Ernst & Young LLP, effective June 12, 2003, to serve as the Company’s independent public accountants.

The report of Sanville for each of the fiscal years ended January 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended January 31, 2003 and 2002, and the interim period from February 1, 2003 through June 12, 2003, there were no disagreements between the Company and Sanville on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Sanville, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the fiscal years ended January 31, 2003 and 2002, and the interim period from February 1, 2003 through June 12, 2003, the Company did not consult with Ernst & Young LLP on (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and related instructions, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K. Our report on Form 8-K/A filed on June 27, 2003 and a letter from Sanville are incorporated by reference in Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

As of May 1, 2003, the date of the filing of the original Form 10-K, the executive officers, directors and key employees of the Company are as follows:

Name	Age	Position with Company

John P. Leighton	47	Chairman, President, Chief Executive Officer and Director

Jeffrey M. Hoobler	47	Executive Vice President, Chief Operating Officer and Director

Michael T. Dorsey	47	Executive Vice President, General Counsel, Director of New Product Development and Director

Timothy M. Demarest	42	Executive Vice President and Chief Technology Officer

Mark Neiderfer	45	Senior Vice President and Manager of Broker-Dealer Equity Sales

Michael B. Silver	33	Senior Vice President and Manager of OTC Market Making

Jeffrey E. Meyerson	37	Vice President, Trading and Director

Mark D. Goldsmith	59	Chief Financial Officer and Treasurer

Alfred T. Duncan	58	Director

Martin Leventhal	65	Director

Bertram Siegel	64	Director

As of January 31, 2004 the executive officers, directors and key employees of the Company were as follows:

Name	Age	Position with Company
John P. Leighton	48	Chairman, President, Chief Executive Officer and Director

Robert I. Turner	51	Vice Chairman, Chief Financial Officer, Treasurer, Executive Vice President and Director

Jeffrey M. Hoobler	48	Executive Vice President, Chief Operating Officer and Director

Michael T. Dorsey	48	Executive Vice President, General Counsel, Director of New Product Development and Assistant Secretary

Timothy M. Demarest	43	Executive Vice President and Chief Technology Officer

Mark Neiderfer	46	Senior Vice President and Manager of Broker-Dealer Equity Sales

Michael B. Silver	34	Senior Vice President and Manager of OTC Market Making

Robert T. Slezak	46	Director

Alfred T. Duncan	59	Director

Martin Leventhal	66	Director

Andrew Wimpfheimer	46	Director

BIOGRAPHICAL INFORMATION

Directors and Officers as of January 31, 2003

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

Michael B. Silver, Senior Vice President and Manager of OTC Market Making

Mr. Silver became Senior Vice President and Manager of OTC Market Making of the Company in January 2003. From 2001 until joining the Company, he was Senior Vice President of Nasdaq Trading at Jeffries & Co. He served as Vice President of Market Making at Knight Securities, L.P, subsidiary of Knight Trading Group, Inc. from 1995 through 2001. He received a degree in Accounting from West Virginia University.

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

Martin Leventhal, Director

Martin Leventhal graduated from Brooklyn College in 1958 and became a Certified Public Accountant in 1963. With the exception of time spent in military service, he has been actively involved in public accounting since his graduation. In 1971, he founded the firm most recently known as Martin Leventhal & Company, a CPA firm with approximately 25 employees. In 1997, Martin Leventhal & Company merged with Weinick, Sanders & Co. to form Weinick, Sanders, Leventhal & Co., LLP, with approximately 100 employees, of which Mr. Leventhal is the executive partner. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, for which he served on numerous committees. He has also held a principal’s license in the securities industry.

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

Directors and Officers as of January 31, 2004

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

Robert I. Turner, Vice Chairman, Chief Financial Officer, Treasurer, Executive Vice President and Director

Robert I. Turner became Vice Chairman, Executive Vice President, Chief Financial Officer and Treasurer on September 16,2003 and became a Director of the Company on May 12, 2003. From May 1995 to February 2003 he was Executive Vice President, Chief Financial Officer, and Treasurer of Knight Trading Group, Inc. In April 1996, he was elected to the advisory board of Roundtable Partners, LLC, the predecessor to Knight Trading Group, Inc., on which he served until the company’s initial public offering, at which time he joined the Board of Directors of the company. From 1988 to 1995, Mr. Turner was a Corporate Vice President at PaineWebber Incorporated, serving in a variety of financial management positions in the fixed income, finance, merchant banking and commodities trading divisions. From 1982 to 1987, Mr. Turner worked for Citibank, N.A. in the treasury and investment banking divisions. From 1979 to 1981, Mr. Turner practiced at the accounting firm of Price Waterhouse where he earned his CPA. Mr. Turner received his B.A. from the State University of New York at Binghamton and his M.S.B.A. from the University of Massachusetts at Amherst.

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

Michael T. Dorsey, Executive Vice President, General Counsel, Director of New Product Development and Assistant Secretary

Mr. Dorsey became Executive Vice President, General Counsel, Director New Product Development and a Director of the Company in January 2003. He resigned as a director in August 2003. From March 1998 until joining the Company, Mr. Dorsey served as General Counsel, Corporate Secretary, Director of Compliance and Director of Legislative and Regulatory Affairs at Knight Trading Group, Inc. Mr. Dorsey received a B.S.B.A. from St. Louis University, a J.D. from the University of Missouri - Columbia, and an LL.M. from Georgetown University Law Center.

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

Michael B. Silver, Senior Vice President and Manager of OTC Market Making

Mr. Silver became Senior Vice President and Manager of OTC Market Making of the Company in January 2003. From 2001 until joining the Company, he was Senior Vice President of Nasdaq Trading at Jeffries & Co. He served as Vice President of Market Making at Knight Securities, L.P, subsidiary of Knight Trading Group, Inc. from 1995 through 2001. He received a degree in Accounting from West Virginia University.

Robert T. Slezak, Director

Robert T. Slezak was elected director of Crown Financial Group in November 2003. He has also been appointed as Chairman of the Audit Committee. Mr. Slezak served as chief financial officer of Ameritrade Holding Corporation from October 1989 to November 1999, managing the accounting, finance, tax, mergers and acquisitions, and regulatory reporting functions of this online brokerage. He currently serves on the Board of Directors of two publicly traded companies: Interland, Inc. (Nasdaq: INLD), and Matrix Bancorporation, Inc. (Nasdaq: MTXC).

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

Martin Leventhal, Director

Martin Leventhal graduated from Brooklyn College in 1958 and became a Certified Public Accountant in 1963. With the exception of time spent in military service, he has been actively involved in public accounting since his graduation. In 1971, he founded the firm most recently known as Martin Leventhal & Company, a CPA firm with approximately 25 employees. In 1997, Martin Leventhal & Company merged with Weinick, Sanders & Co. to form Weinick, Sanders, Leventhal & Co., LLP, with approximately 100 employees, of which Mr. Leventhal is the executive partner. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, for which he served on numerous committees. He has also held a principal’s license in the securities industry.

Andrew Wimpfheimer, Director

Andrew Wimpfheimer has been a managing director of A.M. Capital LLC since November 2002. From 1995 to 2001, he was one of the original members of Knight Securities, L.P., a subsidiary of Knight Trading Group, Inc., where he was a managing director of non-Nasdaq trading. From 1979 to 1995, Mr. Wimpfheimer worked for Spear, Leeds & Kellogg/Troster Singer. From 1979 to 1982, he worked for Herzfeld & Stern, Inc. Mr. Wimpfheimer graduated from MaCalester College in St. Paul, Minnesota in 1979 with a B.A. in art history and political science. In 1975, he graduated from the Taft School in Watertown, Connecticut. He is currently a principal and director of Pink Sheets, LLC.

COMPENSATION OF DIRECTORS

Directors currently receive options to purchase 7,500 shares of the Company’s Common Stock annually. Immediately following the next annual meeting of shareholders of the Company, Directors will receive options to purchase 20,000 shares of the Company’s Common Stock annually. Outside Directors are compensated $20,000 per year for service on the Board of Directors. Employee Directors have waived their right to be compensated for attending meetings of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the fiscal year ended January 31, 2003, based upon an examination of the public filings, all of the Company’s officers and directors timely filed reports on Form 3 and Form 4 except for the following filings: Messrs. Demarest, Hoobler and Silver’s initial filings on Form 3 were inadvertently filed late and Mr. Silver inadvertently filed a Form 4 late. Neither of Messrs. Demarest and Hoobler own any shares of Common Stock.

Item 11. Executive Compensation.

The following table sets forth as of the years ended January 31, 2003, 2002, and 2001 the compensation we paid for services rendered in all capacities to the Company’s Chairman and all executive officers whose compensation exceeded $100,000 during these years:

Name and principal position	Year	Salary	Bonus	Options/SARS (#)
Martin H. Meyerson, Co-Chairman	2003 2002 2001	— 100,000 600,000	— — 200,000	— 1,513 24,000

Kenneth J. Koock, Vice Chairman (1)	2003 2002 2001	44,400 279,858 1,307,558	— — —	444 2,751 1,500

Eugene M. Whitehouse, Senior Vice President and Chief Operating Officer (2)	2003 2002 2001	— 169,234 177,002	— — 75,000	— 76,238 24,354

Jeffrey E. Meyerson, Vice President, Trading	2003 2002 2001	157,361 167,361 336,578	— — —	101,501 — 24,000

Mark D. Goldsmith, Treasurer and Chief Financial Officer (3)	2003	153,379	—	26,238

John P. Leighton, Co-Chairman, Chief Executive Officer and President (4)	2003	—	397,500	—

Jeffrey M. Hoobler, Senior Vice President, Managing Director of Sales and Marketing (5)	2003	13,846	—	75,000

(1)	Mr. Koock resigned his employment with the Company on March 21, 2003.
(2)	Mr. Whitehouse passed away on January 10, 2002.
(3)	Mr. Goldsmith commenced employment with the Company on March 1, 2002, until his resignation on November 11, 2003.
(4)	Mr. Leighton commenced employment with the Company on January 14, 2003. No compensation was paid during the fiscal year ended January 31, 2003. Mr. Leighton received 750,000 shares of common stock as a sign-on bonus at a fair market value of $0.53 per share.
(5)	Mr. Hoobler commenced employment with the Company on January 14, 2003.

This table does not specify “other compensation” since it is the lesser of either $50,000 or 10% of the total salary and bonus reported for each officer. Mr. Koock does not receive a base salary. His compensation is based on commissions earned. Mr. Whitehouse and Mr. Jeffrey Meyerson earned compensation based on commissions earned in addition to their contracted salary and incentive amounts.

OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 2003

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Martin H. Meyerson	—	—	—	—	—	—
Kenneth J. Koock	22,500	3.0	$.25	9/5/07	1,554	3,434
Kenneth J. Koock	444	0.1	$.41	1/1/08	50	111
Kenneth J. Koock	25,000	3.3	$.43	1/8/08	2,970	6,563
Eugene M. Whitehouse	—	—	—	—	—	—
Jeffrey E. Meyerson	1,501	0.2	$.41	1/1/08	170	376
Jeffrey E. Meyerson	100,000	13.2	$.43	1/8/08	11,880	26,252
John P. Leighton	—	—	—	—	—	—
Jeffrey M. Hoobler	75,000	9.9	$.48	1/14/08	9,946	21,978
Mark D. Goldsmith	1,238	0.2	$.41	1/1/08	140	310
Mark D. Goldsmith	25,000	3.3	$.43	1/8/08	2,970	6,563

OPTION EXERCISES IN FISCAL YEAR ENDED JANUARY 31, 2003 AND FISCAL YEAR-END OPTION VALUES

There were no option exercises during the fiscal year ended January 31, 2003 by the executive officers named in the Summary Compensation Table. The following table contains information concerning the number and value, at January 31, 2003 of unexercised options held by executive officers named in the Summary Compensation Table:

Name	Number of Securities Underlying Unexercised Options at FY-End(#) (Exercisable/Unexercisable)	Value of Unexercised In-the-Money Options at FY-End ($) (Exercisable/Unexercisable)
Martin H. Meyerson	148,279/0	560/0
Kenneth J. Koock	324,695/0	33,843/0
Jeffrey E. Meyerson	61,128/66,000	21,877/39,600
John P. Leighton	0/0	0/0
Jeffrey M. Hoobler	0/75,000	0/41,250
Mark D. Goldsmith	9,588/16,650	5,778/9,990

The following table sets forth information as of January 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

FOR FISCAL YEAR ENDED JANUARY 31, 2003

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,042,730	$2.31	310,515
Equity compensation plans not approved by security holders	—	N/A	—

Total	2,042,730	$2.31	310,515

The above table does not include a Stock Purchase Warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $.40 per share to be issued to John P. Leighton (the “Warrant”). The Warrant will be submitted to the shareholders of the Company for their approval at the next Annual Meeting of Shareholders.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with John Leighton, Jeffrey M. Hoobler, Timothy M. Demarest, Michael T. Dorsey, Mark Neiderfer and Michael Silver.

John P. Leighton is employed as Chief Executive Officer. The agreement provides for base compensation of $450,000 for the first year of the agreement and $675,000 per year for the second and third years of the agreement. The agreement expires in January 2006. Mr. Leighton is eligible, during the term of the agreement, to receive a semi-annual cash bonus, subject to the Company’s achieving certain pre-tax earnings, of 11% of the Company’s pre-tax earnings. Mr. Leighton is also eligible to receive a performance bonus of $1,000,000 if the Company’s revenues during any 12-month period during the term of the agreement are equal to or greater than $50,000,000 (but less than $100,000,000) and the Company has pre-tax profit of $3,000,000 for such period. Mr. Leighton can only receive such performance bonus for reaching the $50,000,000 target once during the term of the agreement. If Mr. Leighton receives the $1,000,000 performance bonus, he will be eligible to receive an additional $2,000,000 performance bonus whenever the Company’s revenues during any 12-month period during the term of the agreement exceed $100,000,000 and the Company has $5,000,000 pre-tax profit for such period. Mr. Leighton can only receive such additional performance bonus for reaching the $100,000,000 target once during the term of the agreement. Pursuant to the agreement, Mr. Leighton was issued 750,000 shares of Common Stock. Mr. Leighton is also to be issued a warrant to purchase 1,000,000 shares of Common Stock.

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

Notwithstanding the above, in no event shall Mr. Leighton’s aggregate annual cash compensation exceed 50% of the Company’s pre-tax earnings for any given year during the term of the agreement.

If Mr. Leighton’s agreement is terminated without cause, (i) the Company will pay Mr. Leighton all base salary that would have been paid to him if he completed the term of the agreement, (ii) Mr. Leighton will be entitled to payment of the incentive bonus if the applicable pre-tax earnings target is met, (ii) Mr. Leighton will be entitled to payment of a performance bonus if the required revenues targets are achieved, and (iv) the Warrants will be fully vested. Notwithstanding the foregoing, the Company may satisfy its obligations to Mr. Leighton by paying him a lump sum of $1,500,000.

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

Timothy M. Demarest is employed as Executive Vice President and Chief Technology Officer. The Agreement is dated February 14, 2003 and expires February 17, 2005. The agreement provides for base compensation of $350,000 per year and a one-time bonus of $100,000. In addition, the agreement provides that Mr. Demarest shall receive a semi-annual incentive bonus of 1.5% of the Company’s pre-tax earnings. For the first year of the agreement Mr. Demarest shall receive the greater of the incentive bonus or $225,000. To the extent payment or accrual of Mr. Demarest’s incentive bonus would cause the Company to have less than $1,500,000 in “net capital” (as defined under the net capital rules promulgated under the Exchange Act), such incentive bonus shall be forfeited to the extent the payment or accrual of the incentive bonus would cause the Company to have less than $1,500,000 in net capital. The agreement also provides that Mr. Demarest receive a grant of option to purchase 275,000 shares of common stock. In the event the Company terminates Mr. Demarest’s employment without “cause”, Mr. Demarest will receive the unpaid guaranteed amount for the remaining term of the agreement if Mr. Demarest executes a general release of claims against the Company. If Mr. Demarest does not execute such release, he will receive only salary earned but not paid as of the date of such termination without cause.

Michael T. Dorsey is employed as Executive Vice President, General Counsel, Director of New Product Development and Secretary. The Agreement is dated January 14, 2003 and provides for base compensation of $225,000 and an option to purchase 100,000 shares of common stock. The Agreement expires January 13, 2005. In the event the Company terminates Mr. Dorsey’s employment without “cause”, Mr. Dorsey will receive the full salary for the remaining term of the agreement if Mr. Dorsey executes a general release of claims against the Company. If Mr. Dorsey does not execute such release, he will receive only salary earned but not paid as of the date of such termination without cause.

Mark Neiderfer is employed as Senior Vice President and Manager of Broker-Dealer Equity Sales. The Agreement is dated January 10, 2003 and provides for a 25% payout on the business generated by Mr. Neiderfer’s clients and an override percentage of commissions (such percentage to be consistent with industry standards) based on the total revenues generated by the broker-dealer equity business of the Company and payable quarterly. The agreement also provides for an option to purchase 50,000 shares of common stock. In the event the Company terminates Mr. Neiderfer’s employment without “cause”, Mr. Neiderfer will receive severance equal to six months of compensation plus one additional month for each respective year that Mr. Neiderfer has been employed by the Company. The preceding severance payments are conditional on Mr. Neiderfer’s execution of a general release of claims against the Company.

Michael Silver is employed as Senior Vice President and Manager of the OTC Market Making. The agreement is dated January 29, 2003 and provides that Mr. Silver receive a grant of an option to purchase 150,000 shares of common stock in accordance with the company’s 2000 Stock Option Plan. In addition, Mr. Silver is to receive an override on market making profitability to be determined in good faith. In the event the Company terminates Mr. Silver without cause Mr. Silver is to receive any salary earned but not paid as of the date of termination.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned

John P. Leighton (1)	3,332,181	36.8

Martin H. Meyerson (2)	1,189,274	13.2

Jeffrey E. Meyerson (3)	620,761	7.0

Kenneth J. Koock (4)	392,546	4.3

Michael T. Dorsey (5)	250,000	2.8

Martin Leventhal (6)	205,000	2.3

Estate of Eugene M. Whitehouse	0	n/a

Bertram Siegel (7)	72,400	*

Alfred T. Duncan (8)	37,500	*

Jeffrey M. Hoobler (9)	37,500	*

Mark D. Goldsmith (10)	9,738	*

All directors and executive officers as a group (12 people)	4,170,414	43.4

*	Less than 1%
(1)	The number of shares beneficially owned by John P. Leighton includes (i) 1,189,274 shares of Common Stock that Mr. Leighton may acquire from Martin H. Meyerson upon the exercise of a right of first refusal granted to Mr. Leighton by Mr. Meyerson (the “Right of First Refusal”) and (ii) 2,404,404 shares of Common Stock (including the 1,189,274 shares of Common Stock referred to in clause (i) above) over which Mr. Leighton has shared voting power. The number of shares beneficially owned by Mr. Leighton does not include 1,000,000 shares of Common Stock which may be acquired by Mr. Leighton pursuant to a Warrant which will be submitted to shareholders for approval later this year.
(2)	The number of shares beneficially owned by Martin H. Meyerson includes 239,604 shares of Common Stock issuable upon exercise of currently exercisable options but does not include 150,000 shares of Common Stock owned by a trust for the benefit of members of his family. The shares beneficially owned by Mr. Meyerson are subject to (i) the Right of First Refusal and (ii) a voting agreement.
(3)	The number of shares beneficially owned by Jeffrey E. Meyerson includes 61,128 shares of Common Stock issuable upon exercise of currently exercisable options, 81,300 shares of Common Stock in an IRA account for the benefit of Mr. Meyerson and 150,000 shares of Common Stock owned by a trust for the benefit of members of Martin H. Meyerson’s family. Mr. Meyerson is a trustee of such trust. The shares beneficially owned by Mr. Meyerson (including the 150,000 shares of Common Stock owned by the trust described above) are subject to a voting agreement.
(4)	The number of shares beneficially owned by Kenneth J. Koock includes 299,921 shares of Common Stock issuable upon exercise of currently exercisable options.
(5)	The number of shares beneficially owned by Michael T. Dorsey includes 50,000 shares of Common Stock issuable upon exercise of currently exercisable options.
(6)	The number of shares beneficially owned by Martin Leventhal includes 55,000 shares of Common Stock issuable upon exercise of currently exercisable options and 150,000 shares of Common Stock owned by a trust for the benefit of members of Martin H. Meyerson’s family. Mr. Leventhal, along with Jeffrey E. Meyerson, is a trustee of such trust.
(7)	The number of shares beneficially owned by Bertram Siegel includes 22,500 shares of Common Stock issuable upon exercise of currently exercisable options.
(8)	The number of shares beneficially owned by Alfred T. Duncan includes 37,500 shares of Common Stock issuable upon exercise of currently exercisable options.
(9)	The number of shares beneficially owned by Jeffrey M. Hoobler includes 37,500 shares of Common Stock issuable upon exercise of currently exercisable options.
(10)	The number of shares beneficially owned by Mark D. Goldsmith includes 9,738 shares of Common Stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by all of our officers and directors as a group includes 822,891 shares of Common Stock issuable upon exercise of currently exercisable options.

Unless otherwise stated, the business address of each of the named individuals in this table is c/o Crown Financial Group, Inc., formerly M.H. Meyerson & Co., Inc., 525 Washington Boulevard, Jersey City, New Jersey 07310.

Item 13. Certain Relationships and Related Transactions.

The Company loaned Anthony F. Dudzinski, the Company’s former president, $200,000 on February 1, 2000, to purchase 50,000 shares of the Company’s stock. The loan matures February 21, 2004 and is non-interest bearing. The shares of the Company are pledged as collateral for the loan.

Effective January 14, 2003, Mr. Leighton has contributed $500,000 in the form of a subordinated note to the Company. Certain members of this new management team purchased 200,000 shares of Common Stock for an aggregate purchase price of $100,000.

Item 14. Controls and Procedures.

In connection with the preparation and filing of this amended Annual Report on Form 10-K/A, the Company, under the supervision and with the participation of the Company’s management, including the company’s new Chief Executive Officer (“CEO”) and new Chief Financial Officer (“CFO”) (collectively “the Certifying Officers”), carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 (‘the Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as those controls existed as of January 31, 2003. As defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, as amended, and the rules and regulations promulgated thereunder. An explanation of the deficiencies and remedies are set forth below. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this amended Annual Report on Form 10-K/A.

In September 2003, the Company hired new accounting and finance personnel. In the course of closing the Company’s books for the month of September, 2003, these new accounting and finance personnel discovered and alerted the Company’s management to certain accounting misstatements. Specifically, these finance department personnel discovered that certain assets on the Company’s balance sheet relating to balances held by the Company at its clearing agent, SLK, were overstated, thus requiring an approximate $1.7 million write-down against the Company’s income statement in September 2003. Immediately upon this discovery, the finance department personnel notified the Company’s management, which, in turn, notified the Audit Committee, the Board of Directors, the recently appointed independent auditors, Ernst & Young LLP, and the Company’s former auditors, Sanville & Company.

The Company’s management, under the oversight of the Audit Committee, launched an internal investigation into the nature, effect and reasons for (including the reasons for the failure to discover these accounting errors). That investigation was intended to identify the nature and financial statement effects of the misstatements, and the persons, if any, responsible for the accounting errors, to designate and implement remedial measures to address consequences of the errors, and to assess the effectiveness of internal controls. For this purpose the Company’s management hired personnel believed to have the necessary experience and expertise who had no connection to the previous management or accounting personnel of the Company and terminated employees that were involved in activities related to the accounting errors. The Company also engaged other independent accountants, who did not and will not provide audit or review services to the Company, to assist with the investigation of the accounting errors. The Company’s management has held regular meetings since the discovery of the accounting errors. These meetings involve communications with the finance department, management personnel and Ernst & Young LLP and updates to the Board of Directors and Audit Committee members. The Company’s relatively small size and single geographical location enable the Company’s management to monitor the progress of the ongoing investigation.

The Company concluded its inquiry on March 9, 2004 and has restated prior financial statements filed with the SEC. The Company’s prior independent auditors, Sanville & Company and Vincent R. Vassallo, have each reissued their reports on their respective audits of the Company’s financial statements. The Company has also restated financial statements for the Quarterly Reports on Form 10-Q for the quarters ended April 30, 2003 and July 31, 2003; and for the Annual Report on Form 10-K for the year ended January 31, 2003.

In the preliminary phases of the investigation the Company concluded that the previous accounting and finance personnel performing the accounting functions during the period in which the errors took place, did not possess adequate experience and expertise. Accordingly, the Certifying Officers have determined that the Company did not have sufficient financial expertise and appropriate systems, and consequently that controls did not operate effectively on a continuous basis throughout the reporting period. As a result, the Certifying Officers determined that the Company did not have an effective internal control environment. The Certifying Officers, with Company’s management, immediately began the process of modifying its systems and financial functions as deemed appropriate in an attempt to ensure the internal controls and disclosure controls and procedures are effective in the future. In particular, the Company noted that it believed that the new Chief Financial Officer appointed in September, 2003, as well as a new corporate controller had the necessary knowledge of and experience in generally accepted accounting principles, the rules and regulations of the Commission, financial reporting practices, and internal controls.

There were no changes in the Company’s “internal control over financial reporting,” as that term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, identified in connection with the above-described evaluations that occurred during the subject fiscal year, that has materially affected or is reasonably likely to materially affect the Company.

The Company continuously evaluates and monitors the internal controls and disclosure controls and procedures in place. This ensures that the design and operation of the internal controls, and disclosure controls and procedures are reviewed and modified, as determined appropriate, as the operating processes change in relation to the changes of the Company s business resulting from reorganization of management and the addition of adequate lines of business. As of the date of filing of this amended Annual Report on Form 10-K/A, except as disclosed above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

On March 5, 2004, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out a subsequent evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s newly implemented disclosure controls and procedures implemented since October 2003 are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, as amended, and the rules and regulations promulgated thereunder.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits:

Reference is made to Item 8 for a list of the financial statements included in this Report.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended	(1)

3.2	By-Laws	(1)

4.1	Common Stock Specimen	(1)

10.1	Employment Agreement between the Company and Martin H. Meyerson	(1)

10.4	Letter Agreement, dated as of January 14, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(2)

10.5	Employment Agreement, dated as of January 14, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(2)

10.6	Option Agreement, dated as of January 14, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(2)

10.7	Stock Purchase Warrant dated as of January 14, 2003, issued by M.H. MEYERSON & CO., INC. to John P. Leighton	(2)

10.8	First Amendment, dated as of January 30, 2003, to Letter Agreement, dated as of January 14, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(3)

10.9	Termination of Option Agreement, dated as of January 30, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(3)

10.10	Employment Agreement, dated as of February 14, 2003, by and between M.H. MEYERSON & Co., INC. and Timothy Demarest

11	Calculation of Earnings Per Share of the Company

16	Letter to Registrant from Vincent Vassallo, CPA dated March 1, 2002	(4)

23.1	Consent of Independent Auditors, Sanville & Company

23.2	Consent of Independent Auditors, Vincent R. Vassallo, CPA

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from the Registration Statement (Reg. No. 33-70566) filed by the Company on Form SB-2.
(2)	Incorporated herein by reference from the Report on Form 8-K filed by the Company on January 23, 2003.
(3)	Incorporated herein by reference from the Report on Form 8-K filed by the Company on February 19, 2003.
(4)	Incorporated herein by reference from the Report on Form 8-K/A filed by the Company on March 18, 2002.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2003:

On January 23, 2003, a Form 8-K was filed by the Company under Item 5 “Other Events and Regulation FD Disclosure.”

On February 19, 2003, a Form 8-K was filed by the Company under Item 5” Other Events and Regulation FD Disclosure.”

No financial statements were filed with any of the foregoing reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN FINANCIAL GROUP, INC. (formerly M. H. MEYERSON & CO., INC. ) (Registrant)

By:	/s/ John P. Leighton
John P. Leighton
Chief Executive Officer and President

Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Leighton John P. Leighton	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2004

/s/ Robert I. Turner Robert I. Turner	Treasurer and Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2004

/s/ Jeffrey M. Hoobler Jeffrey M. Hoobler	Executive Vice President, Chief Operating Officer and Director	March 9, 2004

/s/ Robert T Slezak Robert T Slezak	Director	March 9, 2004

/s/ Alfred T. Duncan Alfred T. Duncan	Director	March 9, 2004

/s/ Martin Leventhal Martin Leventhal	Director	March 9, 2004

/s/ Andrew Wimpfheimer Andrew Wimpfheimer	Director	March 9, 2004