Form 10-Q/A
period 2003-04-30
CROWN FINANCIAL GROUP INC
filed 2004-03-09
CIK 913781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

As of the date of the filing of this Form 10-Q, the Company is not current with respect to the filing of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2003. The delay is a result of the Company restating certain of its public reports as a result of the recently discovered financial overstatements as described in this Amended Quarterly Report.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 30, 2003 the number of shares outstanding of the Registrant’s Common Stock was 8,805,250.

CROWN FINANCIAL GROUP, INC.

(formerly M.H. MEYERSON & CO., INC. )

FORM 10-Q/A QUARTERLY REPORT

For the Three Months Ended April 30, 2003

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “our” shall mean Crown Financial Group, Inc., f/k/a M.H. Meyerson & Co., Inc.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in the Company’s amended Quarterly Report on Form 10-Q/A for the three months ended April 30, 2003 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Certain Factors Affecting Results of Operations and elsewhere as appropriate. This Amended Quarterly Report on Form 10-Q/A, including the Statements of Financial Condition and the notes thereto, should be read in its entirety together with the Form 10-K/A for the year ended January 31, 2003, filed with the SEC on March 9, 2004 for a complete understanding.

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

INTRODUCTORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended April 30, 2003.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended April 30, 2003 as originally filed on June 16, 2003 and amended by this filing, is being filed to reflect the restatement of the Company’s financial statements for the three months ended April 30, 2003 and 2002 (see “Restatement of Financial Statements” within Note 2 to the Financial Statements) and to revise disclosures and presentations in other parts of the Form 10-Q to be consistent with the restated financial statements.

The items amended and supplemented are as follows:

Part I, Item 1.		Financial Statements

Part I, Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 3.		Quantitative and Qualitative Disclosures About Market Risk

Part I, Item 4.		Controls and Procedures

Part II, Item 1.	-	Legal Proceedings

Part II, Item 2.	-	Changes in Securities and Use of Proceeds

Part II, Item 4.	-	Submission of Matters to a Vote of Security Holders

Part II, Item 6.	-	Exhibits and Reports on Form 8-K

DOCUMENTS INCORPORATED BY REFERENCE

None.

However, as this Amendment to the Form 10-Q for the three months ended April 30, 2003 as originally filed on June 16, 2003 contain restatements of previously issued annual and interim financial information, and numerous significant events have occurred since June 16, 2003, we urge you to also refer to the Current Reports on Form 8-K, the Annual Report on Form 10-K/A, and the Quarterly Reports on Form 10-Q and Form 10-Q/A filed since January 23, 2003 as listed below.

•	Current Report on Form 8-K filed with the SEC on January 23, 2003

•	Current Report on Form 8-K filed with the SEC on February 19, 2003

•	Current Report on Form 8-K filed with the SEC on June 17, 2003

•	Current Report on Form 8-K/A filed with the SEC on June 27, 2003

•	Current Report on Form 8-K filed with the SEC on August 18, 2003

•	Current Report on Form 8-K filed with the SEC on September 17, 2003

•	Current Report on Form 8-K filed with the SEC on October 23, 2003

•	Current Report on Form 8-K filed with the SEC on October 30, 2003

•	Current Report on Form 8-K filed with the SEC on November 5, 2003

•	Current Report on Form 8-K filed with the SEC on November 17, 2003

•	Current Report on Form 8-K filed with the SEC on November 24, 2003

•	Current Report on Form 8-K filed with the SEC on November 28, 2003

•	Current Report on Form 8-K filed with the SEC on December 15, 2003

•	Amended Annual report on Form 10-K/A for the year ended January 31, 2003 filed with the SEC on March 9, 2004

•	Amended Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 2003 filed with the SEC on March 9, 2004

•	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 filed with the SEC on March 9, 2004

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a net reduction in the securities owned/sold and receivable from broker dealers’ balances in the Statements of Financial Condition of $1,451,185 and $ 1,194,025 as at April 30, 2003 and January 31, 2003, respectively. In the Statements of Operations for the three months ended April 30, 2003 and 2002, this adjustment has also led to net movements in trading revenues, commissions, clearing costs consisting of an aggregate increase of $257,160 ($0.03 per share) and $177,008 ($0.03 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $693,817 and $799,294 as at April 30, 2003 and January 31, 2003, respectively. The adjustments for the three months ended April 30, 2003 and 2002 decreased expenses by $105,477 ($0.01 per share) and increased expenses by $857,445 ($0.13 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $105,136 and $86,123 as at April 30, 2003 and January 31, 2003, respectively. The total adjustment in expenses amortized to the statement of operations for the three months ended April 30, 2003 and 2002, is a decrease in expenses of $19,011 and $15,861, respectively.

Adjustments to the consolidation and sale of subsidiary:

The Company determined that it did not consolidate its interest in the losses of its subsidiary, EMEY, for the six months before its sale on July 25, 2001. This has been corrected for the year ended January 31, 2002. As part of the consolidation of EMEY for the years ended January 31, 2001 and 2000, the Company incorrectly recognized a current tax benefit for its share of the operating losses of EMEY. As EMEY had no history of income, this benefit should have been subject to a valuation allowance offsetting its effect on the income tax provision. This tax adjustment has also been corrected for the years ended January 31, 2001 and 2000.

In addition, the Company did not properly account for the sale of EMEY. In July 2001, the Company’s subsidiary EMEY agreed to merge with VTS Acquisition Corp (subsequently renamed ViewTrade Financial Network Inc.), a wholly owned subsidiary of ViewTrade Holding Corporation (“ViewTrade”). In connection with the merger, the stockholders of EMEY received ownership interests in ViewTrade aggregating 28.3994% in exchange for 100% ownership of EMEY. On the date of the merger, the Company owned 54.29% of EMEY. As a result, the Company received an ownership interest of 15.418% of ViewTrade and such investment was not recorded at a fair value of $1,383,569. The Company did not properly account for the gain on the sale of this subsidiary (representing the difference between the Company’s investment in EMEY and the fair value of the interest in ViewTrade it received), and has restated its financial statements to record a gain on sale of subsidiary of $23,997 for the year ended January 31, 2002, and a net increase in the fair value of the Company’s investment in ViewTrade of $1,043,569 as at the date of the merger. The accounting for the sale has been corrected for the year ended January 31, 2002.

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

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. The adjustments to properly account for options granted to employees and consultants resulted in an increase of $42,745 in compensation expense, $110,320 in additional paid-in-capital and $67,575 in unearned compensation for the three months ended April 30, 2003. There were no adjustments for the three months ended April 30, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three months ended April 30, 2003 and 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and expenses were recognized in the results of operations in the communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three months ended April 30, 2003 and 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at April 30, 2003 and January 31, 2003, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This reduction has been reflected in the Statements of Operations for the three months ended April 30, 2002 and the year ended January 31, 2002.

b)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 2,827 and 25,000 shares to the total shares of common stock outstanding as at April 30, 2003 and January 31, 2003, respectively.

c)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as at January 31, 2003 and 2002.

d)	The Company determined that incorrect depreciation rates were used for the three months ended April 30, 2003, resulting in an increase in depreciation of $7,918, for the three months ended April 30, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended April 30
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(1,930,792)	$(0.24)	$(1,492,723)	$(0.23)
Reconciliation of clearing broker statements	(257,160)	(0.03)	(177,008)	(0.02)
Accrual of expenses	105,477	0.01	(857,445)	(0.13)
Prepaid expenses	19,011	—	15,861	—
Stock-based compensation	(42,745)	—	—	—
Tax benefit	—	—	423,180	0.06
Depreciation	(7,918)	—	—	—

As restated	$(2,114,127)	$(0.26)	$(2,088,135)	$(0.32)

The impact on the Statements of Operations, Statements of Financial Condition and Statements of Cash Flows, as a result of the above adjustments, is illustrated on a condensed basis below. Also see “Note 2 in Notes to Financial Statements. The amounts previously reported are derived from the original Form 10-Q for the three months ended April 30, 2003, as well as the original Form 10-K for the year ended January 31, 2003.

	For the three months ended April 30, 2003		For the three months ended April 30, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Operations:

Total revenues	$2,346,002	$2,225,582	$2,586,687	$2,002,823

Total expenses	4,276,794	4,336,495	3,656,315	4,088,069

Net loss	$(1,930,792)	$(2,114,127)	$(1,492,723)	$(2,088,135)

Basic earnings per share	$(0.24)	$(0.26)	$(0.23)	$(0.32)

Diluted earnings per share	$(0.24)	$(0.26)	$(0.23)	$(0.32)

Shares used in basic earnings per share calculation	8,172,446	8,200,849	6,606,514	6,606,519

Shares used in diluted earnings per share calculation	8,172,446	8,200,849	6,606,514	6,606,519

	April 30, 2003		January 31, 2003
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Financial Condition:

Total assets	$10,319,338	$8,752,755	$10,520,816	$9,063,178

Total liabilities	8,947,949	9,783,774	8,821,170	9,625,349

Total stockholders’ equity	1,371,389	(1,031,019)	1,699,646	(562,171)

Total liabilities and stockholders’ equity	$10,319,338	$8,752,755	$10,520,816	$9,063,178

	For the three months ended April 30, 2003		For the three months ended April 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Cash Flows:

Net cash used in operating activities	$(2,253,962)	$(2,307,164)	$(92,080)	$(92,258)

Net cash provided by in investing activities	—	53,200	10,000	10,180

Net cash provided by financing activities	1,602,535	1,602,536	—	—

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CROWN FINANCIAL GROUP, INC.

(formerly M.H. MEYERSON & CO., INC. )

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	April 30, 2003 (restated)	January 31, 2003 (restated)
Assets
Cash and cash equivalents	$310,037	$961,465
Receivables from brokers and dealers	3,832,481	3,473,248
Securities owned, held at clearing brokers, at market value	1,068,985	1,128,631
Other investments	725,397	778,597
Property, equipment and leasehold improvements at cost, less accumulated depreciation and amortization	579,226	632,334
Receivables from trading personnel	853,737	730,139
Insurance recovery	1,000,000	1,000,000
Income tax receivable	24,669	24,669
Other assets	358,223	334,095

Total assets	$8,752,755	$9,063,178

Liabilities and Stockholders’ Equity
Liabilities
Securities sold but not yet purchased	$526,223	$222,663
Accrued compensation expense	215,290	254,682
Accounts payable, accrued expenses and other liabilities	1,042,261	1,148,004
Accrued NASD arbitration award	5,000,000	5,000,000

Total liabilities	6,783,774	6,625,349

Subordinated loans	3,000,000	3,000,000

Stockholders’ equity
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,805,250 shares issued and outstanding at April 30, 2003 and 7,556,964 shares issued and outstanding at January 31, 2003, as restated	88,053	75,570
Treasury stock, at cost	(200,000)	—
Unearned compensation	(164,646)	(97,071)
Notes receivable from issuance of stock	—	(200,000)
Additional paid-in capital	18,573,247	16,872,876
Accumulated deficit	(19,327,673)	(17,213,546)

Total stockholders’ equity	(1,031,019)	(562,171)

Total liabilities and stockholders’ equity	$8,752,755	$9,063,178

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M.H. MEYERSON & CO., INC. )

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended April 30,
	2003 (restated)	2002 (restated)
Revenues
Net trading revenues	$1,720,432	$1,798,524
Commissions	342,095	159,636
Underwriting and investment banking fees	70,896	5,000
Interest and other	92,159	39,663

Total revenues	2,225,582	2,002,823

Expenses
Employee compensation and benefits	1,666,435	1,621,598
Execution and clearance fees	857,693	590,514
Communications and data processing	533,220	772,782
Occupancy and equipment rentals	341,256	294,951
Professional fees	439,825	52,991
Business development	116,268	54,417
Depreciation and amortization	53,108	54,076
Other expenses	328,690	646,740

Total expenses	4,336,495	4,088,069

Loss before income taxes	(2,110,913)	(2,085,246)
Income tax expense	3,214	2,889

Net loss	$(2,114,127)	$(2,088,135)

Basic earnings per share	$(0.26)	$(0.32)

Diluted earnings per share	$(0.26)	$(0.32)

Shares used in basic earnings per share calculations	8,200,849	6,606,519

Shares used in diluted earnings per share calculations	8,200,849	6,606,519

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

(Unaudited)

	Common Stock		Treasury Stock	Unearned Compensation	Notes Receivable From Stock Issuance	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2003, as restated	7,556,964	$75,570	$—	$(97,071)	$(200,000)	$16,872,876	$(17,213,546)	$(562,171)
Net loss, as restated	—	—	—	—	—	—	(2,114,127)	(2,114,127)
Shares repurchased as treasury stock, as restated	—	—	(200,000)	—	200,000	—	—	—
Options granted, as restated	—	—	—	(110,320)	—	110,320	—	—
Amortization of unearned compensation, as restated	—	—	—	42,745	—	—	—	42,745
Options exercised, as restated	24,064	241	—	—	—	14,143	—	14,384
Shares issued, as restated	1,224,222	12,242	—	—	—	1,575,908	—	1,588,150

Balances at April 30, 2003 as restated	8,805,250	$88,053	$(200,000)	$(164,646)	$—	$18,573,247	$(19,327,673)	$(1,031,019)

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M.H. MEYERSON & CO., INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended April 30,
	2003 (restated)	2002 (restated)
Cash flows from operating activities
Net loss	$(2,114,127)	$(2,088,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,108	54,076
Compensation expense on options granted	42,745	—
Change in assets and liabilities (Increase) decrease in:
Receivable from brokers and dealers	(359,233)	955,911
Securities owned, held at clearing brokers at market value	59,646	1,837,514
Receivables from trading personnel	(123,598)	(148,599)
Other assets	(24,128)	(79,074)
Increase (decrease) in operating liabilities Securities sold, not yet purchased	303,560	(539,298)
Payables to brokers and dealers	—	(166,864)
Accrued compensation expense	(39,394)	(220,966)
Accounts payable, accrued expenses and other liabilities	(105,743)	303,177

Net cash used in operating activities	(2,307,164)	(92,258)

Cash flows from investing activities
Security investments	53,200	10,000
Sale of furniture and equipment	—	180

Net cash provided by in investing activities	53,200	10,180

Cash flows from financing activities
Net proceeds from sale of common stock	1,588,152	—
Net proceeds from stock options exercised	14,384	—

Net cash provided by financing activities	1,602,536	—

Net decrease in cash and cash equivalents	(651,428)	(82,078)
Cash and cash equivalents at beginning of period	961,465	851,343

Cash and cash equivalents at end of period	$310,037	$769,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,856	$16,144

Cash paid for income taxes	$250	$0

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M.H. MEYERSON & CO., INC.)

NOTES TO FINANCIAL STATEMENTS (RESTATED)

(Unaudited)

APRIL 30, 2003

1. Organization and Description of the Business

CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M.H. MEYERSON & CO., INC., is a leading market maker currently making markets in excess of 8,500 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, OTC Bulletin Board and the Pink Sheets. The Company is a registered broker-dealer with the United States Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”).

In January of 2003, John Leighton became the Company’s Co-Chairman and Chief Executive Officer, subsequently assumed the role of sole Chairman and President, and installed a new management team and new business plan.

During the quarter ended April 30, 2003, this new management team has implemented and will continue to implement steps to create a dynamic, innovative and service-oriented liquidity provider. To effectuate this transformation further, the Company began doing business as Crown Financial Group, Inc. on April 9, 2003. The Company believes its greatest opportunity as a service oriented liquidity provider is where the Company has specialized expertise in equities market-making, institutional sales trading and innovative technologies. During the quarter ended April 30, 2003, the Company has transformed and may continue to retool its market making stock list and trading personnel to capitalize on such opportunity.

2. Restatement of Previously Issued Financial Statements

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a net reduction in the securities owned/sold and receivable from broker dealers’ balances in the Statements of Financial Condition of $1,451,185 and $ 1,194,025 as at April 30, 2003 and January 31, 2003, respectively. In the Statements of Operations for the three months ended April 30, 2003 and 2002, this adjustment has also led to net movements in trading revenues, commissions, clearing costs consisting of an aggregate increase of $257,160 ($0.03 per share) and $177,008 ($0.03 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $693,817 and $799,294 as at April 30, 2003 and January 31, 2003, respectively. The adjustments for the three months ended April 30, 2003 and 2002 decreased expenses by $105,477 ($0.01 per share) and increased expenses by $857,445 ($0.13 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $105,136 and $86,123 as at April 30, 2003 and January 31, 2003, respectively. The total adjustment in expenses amortized to the statement of operations for the three months ended April 30, 2003 and 2002, is a decrease in expenses of $19,011 and $15,861, respectively.

Adjustments to the consolidation and sale of subsidiary:

The Company determined that it did not consolidate its interest in the losses of its subsidiary, EMEY, for the six months before its sale on July 25, 2001. This has been corrected for the year ended January 31, 2002. As part of the consolidation of EMEY for the years ended January 31, 2001 and 2000, the Company incorrectly recognized a current tax benefit for its share of the operating losses of EMEY. As EMEY had no history of income, this benefit should have been subject to a valuation allowance offsetting its effect on the income tax provision. This tax adjustment has also been corrected for the years ended January 31, 2001 and 2000.

In addition, the Company did not properly account for the sale of EMEY. In July 2001, the Company’s subsidiary EMEY agreed to merge with VTS Acquisition Corp (subsequently renamed ViewTrade Financial Network Inc.), a wholly owned subsidiary of ViewTrade Holding Corporation (“ViewTrade”). In connection with the merger, the stockholders of EMEY received ownership interests in ViewTrade aggregating 28.3994% in exchange for 100% ownership of EMEY. On the date of the merger, the Company owned 54.29% of EMEY. As a result, the Company received an ownership interest of 15.418% of ViewTrade and such investment was not recorded at a fair value of $1,383,569. The Company did not properly account for the gain on the sale of this subsidiary (representing the difference between the Company’s investment in EMEY and the fair value of the interest in ViewTrade it received), and has restated its financial statements to record a gain on sale of subsidiary of $23,997 for the year ended January 31, 2002, and a net increase in the fair value of the Company’s investment in ViewTrade of $1,043,569 as at the date of the merger. The accounting for the sale has been corrected for the year ended January 31, 2002.

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

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. The adjustments to properly account for options granted to employees and consultants resulted in an increase of $42,745 in compensation expense, $110,320 in additional paid-in-capital and $67,575 in unearned compensation for the three months ended April 30, 2003. There were no adjustments for the three months ended April 30, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three months ended April 30, 2003 and 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three months ended April 30, 2003 and 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at April 30, 2003 and January 31, 2003, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This reduction has been reflected in the Statements of Operations for the three months ended April 30, 2002 and the year ended January 31, 2002.

b)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 2,827 and 25,000 shares to the total shares of common stock outstanding as at April 30, 2003 and January 31, 2003, respectively.

c)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as at January 31, 2003 and 2002.

d)	The Company determined that incorrect depreciation rates were used for the three months ended April 30, 2003, resulting in an increase in depreciation of $7,918, for the three months ended April 30, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended April 30
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(1,930,792)	$(0.24)	$(1,492,723)	$(0.23)
Reconciliation of clearing broker statements	(257,160)	(0.03)	(177,008)	(0.02)
Accrual of expenses	105,477	0.01	(857,445)	(0.13)
Prepaid expenses	19,011	—	15,861	—
Stock-based compensation	(42,745)	—	—	—
Tax benefit	—	—	423,180	0.06
Depreciation	(7,918)	—	—	—

As restated	$(2,114,127)	$(0.26)	$(2,088,135)	$(0.32)

The impact on the Statements of Financial Condition, Statements of Operations and Statements of Cash Flows, as a result of the above adjustments, is as follows. The amounts previously reported are derived from the original Form 10-K for the year ended January 31, 2003, as well as the original Form 10-Q for the quarter ended April 30, 2003. The Company also reclassified certain prior year financial statement amounts to conform to the current year presentation.

	April 30, 2003		January 31, 2003
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Financial Condition:

Assets
Cash and cash equivalents	$310,038	$310,037	$961,465	$961,465
Receivables from brokers and dealers	4,922,905	3,832,481	4,661,093	3,473,248
Securities owned, held at clearing brokers, at market value	1,407,438	1,068,985	1,302,826	1,128,631
Other investments	840,962	725,397	840,962	778,597
Furniture, equipment and leasehold improvements at cost, less accumulated depreciation and amortization	517,779	579,226	562,969	632,334
Receivables from trading personnel	1,053,737	853,737	930,139	730,139
Insurance recovery	1,000,000	1,000,000	1,000,000	1,000,000
Income tax receivable	—	24,669	—	24,669
Other assets	266,479	358,223	261,362	334,095

Total assets	$10,319,338	$8,752,755	$10,520,816	$9,063,178

Liabilities and Stockholders’ Equity
Liabilities:
Securities sold but not yet purchased	$384,215	$526,223	$217,777	$222,663
Accrued compensation expense	215,290	215,290	254,683	254,682
Accounts payable, accrued expenses and other liabilities	348,444	1,042,261	348,710	1,148,004
Accrued NASD arbitration award	5,000,000	5,000,000	5,000,000	5,000,000

Total liabilities	5,947,949	6,783,774	5,821,170	6,625,349

Subordinated loans	3,000,000	3,000,000	3,000,000	3,000,000

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,805,250 shares issued and outstanding at April 30, 2003 and 7,556,964 shares issued and outstanding at January 31, 2003, as restated	88,024	88,053	75,320	75,570
Treasury stock, at cost	—	(200,000)	—	—
Unearned compensation	—	(164,646)	—	(97,071)
Notes receivable from issuance of stock	—	—	—	(200,000)
Additional paid-in capital	13,813,764	18,573,247	12,223,933	16,872,876
Accumulated deficit	(12,530,399)	(19,327,673)	(10,599,607)	(17,213,546)

Total stockholders’ equity	1,371,389	(1,031,019)	1,699,646	(562,171)

Total liabilities and stockholders’ equity	$10,319,338	$8,752,755	$10,520,816	$9,063,178

	For the three months ended April 30, 2003		For the three months ended April 30, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Operations:

Revenues
Net trading revenues	$1,869,948	$1,720,432	$2,382,687	$1,798,524
Commissions	394,558	342,095	185,655	159,636
Underwriting and investment banking fees	—	70,896	—	5,000
Interest and other	81,496	92,159	18,429	39,663

Total revenues	2,346,002	2,225,582	2,586,771	2,002,823

Expenses
Employee compensation and benefits	1,430,036	1,666,435	1,450,578	1,621,598
Execution and clearance fees	548,992	857,693	473,428	590,514
Communications and data processing	945,976	533,220	707,765	772,782
Occupancy and equipment rentals	271,282	341,256	271,074	294,951
Professional fees	215,889	439,825	213,346	52,991
Business development	103,970	116,268	89,374	54,417
Depreciation and amortization	45,190	53,108	54,076	54,076
Other expenses	715,459	328,690	396,674	646,740

Total expenses	4,276,794	4,336,495	3,656,315	4,088,069

Loss before income taxes	(1,930,792)	(2,110,913)	(1,069,544)	(2,085,246)
Income tax expense	—	3,214	423,179	2,889

Net loss	$(1,930,792)	$(2,114,127)	$(1,492,723)	$(2,088,135)

Basic earnings per share	$(0.24)	$(0.26)	$(0.23)	$(0.32)

Diluted earnings per share	$(0.24)	$(0.26)	$(0.23)	$(0.32)

Shares used in basic earnings per share calculation	8,172,446	8,200,849	6,606,514	6,616,519

Shares used in diluted earnings per share calculation	8,172,446	8,200,849	6,606,514	6,616,519

	For the three months ended April 30, 2003		For the three months ended April 30, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Cash Flows:

Net cash used in operating activities	$(2,253,962)	$(2,307,164)	$(92,080)	$(92,258)

Net cash provided by investing activities	—	53,200	10,000	10,180

Net cash provided by financing activities	1,602,535	1,602,536	—	—

3. Summary of Significant Accounting Policies

Basis of presentation

The restated Statements of Financial Condition as of April 30, 2003, the restated Statements of Operations for the three months ended April 30, 2003 and 2002 and the Statements of Cash Flows for the three months ended April 30, 2003 and 2002 have been prepared by the Company without audit. The restated Statement of Financial Condition as of January 31, 2003 has been audited. In the opinion of management, all adjustments and accruals necessary to present fairly the financial position at April 30, 2003 and January 31, 2003, and the results of operations and cash flows at April 30, 2003 and April 30, 2002 have been made.

The Company’s financial statements have been prepared in accordance with the rules and regulations of the SEC with respect to the Form 10-Q and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Pursuant to such rules and regulations, certain footnote disclosures, which are normally required under accounting principles generally accepted in the United States, have been omitted.

It is suggested that these financial statements be read in conjunction with the restated financial statements and notes to the restated financial statements included in the Company’s Amended Annual Report on Form 10-K/A for the year ended January 31, 2003 as filed with the SEC. The results of the periods ended April 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Market-making activities

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

Depreciation, amortization and occupancy

Furniture and equipment are being depreciated on a straight-line basis over their estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the life of the related office lease.

Income taxes

The Company files a federal income tax return as well as state income tax returns in certain jurisdictions.

At April 30, 2003 the Company had a Federal net operating loss carryforward of approximately $ 14,000,000. The Federal net operating loss begins to expire in the fiscal year ended in 2022 and expires completely in the fiscal year ended 2023.

In addition, the Company has state net operating loss carryforwards. The state net operating loss carryforwards range by jurisdiction up to approximately $ 20,500,000. These state net operating loss carryforwards expire between fiscal years ended in 2009 and 2010.

Please note that the deferred tax asset is subject to a 100% valuation allowance. Pursuant to SFAS No. 109, as management does not believe that it is more likely than not to realize the benefit of such assets, the deferred tax asset is subject to the valuation allowance.

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

For the three months ended April 30, 2003
U.S. federal statutory income tax rate	35.0%
Valuation allowance	(34.7)%
Other	(0.5)%

Effective income tax (benefit) rate	(0.2)%

Stock-Based Compensation

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

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option pricing model, the Company used the following assumptions (no options were granted during the three months ended April 30, 2003):

	Three months ended April 30,
	2003	2002
Risk free interest rate	2.50%	—
Weighted average expected life of options (years)	4.00	—
Expected volatility of Company’s common stock	174%	—
Expected dividends	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS 123:

	For the three months ended April 30,
	2003	2002
Net loss as restated and reported	$(2,114,127)	$(2,088,135)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(69,931)	—
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards	42,745	—

Pro forma net loss	$(2,141,313)	$(2,088,135)

Earning per share:

Basic and diluted net loss per share as restated and reported	$(0.26)	$(0.32)

Basic and diluted net loss per share pro forma	$(0.26)	$(0.32)

The weighted average fair value of the stock options granted was $1.12 for the three months ended April 30, 2003. No options were granted in the three months ended April 30, 2002.

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

4. Securities Owned and Securities Sold But Not Yet Purchased (RESTATED)

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	April 30, 2003 (restated)	January 31, 2003 (restated)
Securities owned:
Equities	$1,041,984	$1,098,819
State and Municipal Obligations	24,514	27,325
Other	2,487	2,487

	$1,068,985	$1,128,631

Securities sold but not yet purchased:
Equities	$526,223	$222,663

5. Deposits with and Receivables from Brokers and Dealers (RESTATED)

Amounts receivable from brokers and dealers consist of the following:

	April 30, 2003 (restated)	January 31, 2003 (restated)
Receivables:
Clearing brokers	$3,323,631	$2,964,398
Other	508,850	508,850

	$3,832,481	$3,473,248

Amounts receivable from clearing brokers represents interest bearing cash balances including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Other receivables consist of a deposit with Bear Stearns, the Company’s previous clearing broker, which is being held subject to the resolution of the CVI Group matter discussed in note 20 of the Amended Form 10-K/A for the year ended January 31, 2003.

6. Receivables from trading personnel

Receivables from trading personnel consist of the net of draws against commissions of current employees that arise in the normal course of business. Management reviews these receivables on a regular basis and has determined that such balances have a reasonable basis to be received in a prompt manner.

7. Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total trades by the Company during the period. The Company had two such significant customers accounting for 22% and 12% of the total trades, respectively during the three months ended April 30, 2003.

8. Commitments and Contingent Liabilities

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. For further information, see note 20 of Part II, Item 8 ‘Financial Statements and Supplementary Data’ in the Amended Annual Report on Form 10-K/A for the fiscal year ended January 31, 2003.

The Company indemnifies its clearing broker for losses that it may sustain from the customer accounts introduced by the Company and carried by the clearing broker. These processes are monitored by the clearing-broker. In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions.

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $218,776 and $217,608 for the three months ended April 30, 2003 and 2002, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. In addition, the Company has entered into guaranteed employment contracts with certain of its employees. As of April 30, 2003, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows:

	Office Leases	Other Obligations	Total
Nine months ended January 31, 2004	$663,338	$102,889	$766,227
Year ended January 31, 2005	884,450	137,186	1,021,636
Year ended January 31, 2006	884,450	11,432	895,882
Year ended January 31, 2007	905,946	—	905,946
Year ended January 31, 2008	921,300	—	921,300
Thereafter through July 31, 2011	3,128,747	—	3,128,747

	$7,388,231	$251,507	$7,639,738

9. Earnings per Share (RESTATED)

Calculation of Earnings Per Share

The calculation of earnings per share in the financial statements included in this report is based on the weighted average number of shares outstanding. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended April 30, 2003 and 2002:

	For the three months ended April 30,
	2003 (restated)		2002 (restated)
	Numerator / net loss	Denominator / shares	Numerator / net loss	Denominator / shares
Loss and shares used in basic calculations	$(2,114,127)	8,200,849	$(2,088,135)	6,606,519
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(2,114,127)	8,200,849	$(2,088,135)	6,606,519

Basic earnings per share		$(0.26)		$(0.32)

Diluted earnings per share		$(0.26)		$(0.32)

For the three months ended April 30, 2003 and 2002, common stock equivalents in the amount of 2,210,092 and 1,803,947 shares were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

10 Stock-Based Compensation

The Company established the 2003 Equity Incentive Plan, 2000 Stock Option Plan, and 1993 Employee Stock Option Plan (together, the “Plans”) to provide long-term incentive compensation to selected employees, officers, directors and independent contractors of the Company. The Plans are administered by the compensation committee of the Company’s Board of Directors, and allow for the grant of options as defined by the Plans.

It is the Company’s policy to grant options for the purchase of shares of Common Stock at or about fair market value, which the 2003 Equity Incentive Plan defines as a default of the average of the high and low closing price of Common Stock of the five trading days prior to the grant date. Options and awards generally vest over a defined period and expire on the fifth anniversary of the grant date, pursuant to the terms of the option agreement.

The Company’s 162(m) Committee sets performance based compensation for the Company’s CEO and key executive officers, certifies the results of such performance at the end of the annual performance period and awards the resulting performance-based compensation to such key executives.

11. Net Capital Requirements (RESTATED)

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in the SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC before repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At April 30, 2003, the Company had negative net capital of $687,823 which was $1,687,823 below its minimum net capital requirement of $1,000,000.

12. Related Parties

The Company has retained an interest in ViewTrade of approximately 15% through ViewTrade’s acquisition of the Company’s former subsidiary, EMeyerson.com, Inc . This investment is $104,474 as of April 30, 2003 and January 31, 2003 and is included in ‘Other Investments’ in the Statements of Financial Condition. ViewTrade subleases space from the Company which resulted in sublease income of $68,203 and $23,877 for the three months ended April 30, 2003 and 2002, respectively. This income is included in ‘Other Income’ in the Consolidated Statements of Operations.

13. Significant Transactions

In February and March of 2003, the Company raised additional capital from members of the new management team and other employees by issuing 482,776 shares of Common Stock for an aggregate purchase price of $638,753.

On March 20, 2003, pursuant to an agreement with a former officer of the Company, Anthony F. Dudzinski, the Company’s former president, the Company acquired 50,000 shares of common stock in exchange for the release of certain obligations and rights of the former officer, including a forgiveness of $200,000 in loans. This reacquired stock has been classified as treasury stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of the Company’s financial condition and results of operations has been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-Q, as well as to incorporate certain conforming changes. In addition, the Company updated its disclosure with respect to recently issued accounting standards, critical accounting policies and quantitative and qualitative disclosures about market risk. The following discussion should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere in this Amended Quarterly Report on Form 10-Q/A as well as the Amended Annual Report on Form 10-K/A for the fiscal year ended January 31, 2003.

Restatement of 2003 and 2002 Financial Statements

We have restated our financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003.

As discussed in Note 2 of Notes to Financial Statements included elsewhere in the Amended Quarterly Report, set forth below are the principal restatement adjustments included in the restatement of the previously issued financial statements,.

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a net reduction in the securities owned/sold and receivable from broker dealers’ balances in the Statements of Financial Condition of $1,451,185 and $ 1,194,025 as at April 30, 2003 and January 31, 2003, respectively. In the Statements of Operations for the three months ended April 30, 2003 and 2002, this adjustment has also led to net movements in trading revenues, commissions, clearing costs consisting of an aggregate increase of $257,160 ($0.03 per share) and $177,008 ($0.03 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $693,817 and $799,294 as at April 30, 2003 and January 31, 2003, respectively. The adjustments for the three months ended April 30, 2003 and 2002 decreased expenses by $105,477 ($0.01 per share) and increased expenses by $857,445 ($0.13 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $105,136 and $86,123 as at April 30, 2003 and January 31, 2003, respectively. The total adjustment in expenses amortized to the statement of operations for the three months ended April 30, 2003 and 2002, is a decrease in expenses of $19,011 and $15,861, respectively.

Adjustments to the consolidation and sale of subsidiary:

The Company determined that it did not consolidate its interest in the losses of its subsidiary, EMEY, for the six months before its sale on July 25, 2001. This has been corrected for the year ended January 31, 2002. As part of the consolidation of EMEY for the years ended January 31, 2001 and 2000, the Company incorrectly recognized a current tax benefit for its share of the operating losses of EMEY. As EMEY had no history of income, this benefit should have been subject to a valuation allowance offsetting its effect on the income tax provision. This tax adjustment has also been corrected for the years ended January 31, 2001 and 2000.

In addition, the Company did not properly account for the sale of EMEY. In July 2001, the Company’s subsidiary EMEY agreed to merge with VTS Acquisition Corp (subsequently renamed ViewTrade Financial Network Inc.), a wholly owned subsidiary of ViewTrade Holding Corporation (“ViewTrade”). In connection with the merger, the stockholders of EMEY received ownership interests in ViewTrade aggregating 28.3994% in exchange for 100% ownership of EMEY. On the date of the merger, the Company owned 54.29% of EMEY. As a result, the Company received an ownership interest of 15.418% of ViewTrade and such investment was not recorded at a fair value of $1,383,569. The Company did not properly account for the gain on the sale of this subsidiary (representing the difference between the Company’s investment in EMEY and the fair value of the interest in ViewTrade it received), and has restated its financial statements to record a gain on sale of subsidiary of $23,997 for the year ended January 31, 2002, and a net increase in the fair value of the Company’s investment in ViewTrade of $1,043,569 as at the date of the merger. The accounting for the sale has been corrected for the year ended January 31, 2002.

On September 11, 2001, the ViewTrade head office located in the World Trade Center was destroyed. ViewTrade suffered declines in revenues due to the breakdown in their operations, as well as the decline in market conditions affecting ViewTrade’s business immediately following the terrorist attack. Following these events, the Company has recorded as an adjustment an impairment charge to their investment in ViewTrade of $1,184,008 ($0.18 per share) for the year ended January 31, 2002. The continuing decline in market conditions affecting ViewTrade’s business resulted in a further impairment charge of $94,817 ($0.01 per share) for the year ended January 31, 2003. These adjustments led to a decrease in the value of the investment in ViewTrade of $1,184,008, offset by the increase of $1,043,569 above (aggregate decrease of $140,439) as at April 30, 2003 and January 31, 2002. These adjustments resulted in a net decrease in the value of the investment in ViewTrade of $235,256 as at January 31, 2003.

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. The adjustments to properly account for options granted to employees and consultants resulted in an increase of $42,745 in compensation expense, $110,320 in additional paid-in-capital and $67,575 in unearned compensation for the three months ended April 30, 2003. There were no adjustments for the three months ended April 30, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three months ended April 30, 2003 and 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three months ended April 30, 2003 and 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at January 31, 2003, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This reduction has been reflected in the Statements of Operations for the three months ended April 30, 2002 and the year ended January 31, 2002.

b)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 2,827 and 25,000 shares to the total shares of common stock outstanding as at April 30, 2003 and January 31, 2003, respectively.

c)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as at January 31, 2003 and 2002.

d)	The Company determined that incorrect depreciation rates were used for the three months ended April 30, 2003, resulting in an increase in depreciation of $7,918, for the three months ended April 30, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended April 30
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(1,930,792)	$(0.24)	$(1,492,723)	$(0.23)
Reconciliation of clearing broker statements	(257,160)	(0.03)	(177,008)	(0.02)
Accrual of expenses	105,477	0.01	(857,445)	(0.13)
Prepaid expenses	19,011	—	15,861	—
Stock-based compensation	(42,745)	—	—	—
Tax benefit	—	—	423,180	0.06
Depreciation	(7,918)	—	—	—

As restated	$(2,114,127)	$(0.26)	$(2,088,135)	$(0.32)

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

Results of Operations

Three Months Ended April 30, 2003 (RESTATED) and 2002 (RESTATED)

The restated net loss for the three months ended April 30, 2003 was $2,114,127, resulting in a loss per share on a fully diluted basis of $0.26. This compares to a restated net loss of $2,088,135 and a loss per share of $0.32 on a fully diluted basis for the comparable period in 2002.

In the three months ended April 30, 2003, total revenues increased 11.1% to $2,225,582, from $2,002,823 for the comparable period in 2002, primarily related to the increase in commissions due to the increase in growth in the Company’s institutional business.

Expenses increased 6.1% to $4,336,495, from $4,088,069 in the comparable period in 2002. The increase is partly due to the Company’s efforts to transition the Company.

The Company has provided for a full valuation allowance for the future tax benefit.

Revenues

Net trading revenue from equity securities market-making decreased 4.3% to $1,720,432 in the three months ended April 30, 2003, from $1,798,524 for the comparable period in 2002.

Commissions increased 114.3% to $342,095 for the three months ended April 30, 2003, from $159,636 in the comparable period for 2002. The increase primarily reflects a growth in the Company’s institutional sales business.

Underwriting and investment banking fees increased to $70,896 for the three months ended April 30, 2003, from $5,000 in the comparable period in 2002. This increase is due to more introductory transactions in the period.

Interest and other revenue increased 132.4% to $92,159 for the three months ended April 30, 2003, from $39,663 in the comparable period for 2002. The increase is due to expanded sub-lease and investment income for the three months ended April 30, 2003.

Expenses

Employee compensation and benefits expense increased 2.8% to $1,666,435 for the three months ended April 30, 2003, from $1,621,598 in the comparable period in 2002. Employee headcount increased in the first quarter of 2003, with the number of full time employees increasing to 106 at April 30, 2003, from 104 full time employees at April 30, 2002.

Execution and clearance fees increased 45.2% to $857,693 in the three months ended April 30, 2003, from $590,514 in the comparable period in 2002. Execution and clearance fees increased due to the increase in equity trades executed as well as increased costs related to executing a larger number of orders through ECNs.

Communications and data processing decreased 31.0% to $533,220 in the three months ended April 30, 2003, from $772,782 for the comparable period in 2002. This decrease relates to the elimination of redundant market data services, our corporate restructuring and decreases in equipment and personnel to build a more efficient and higher quality trading organization.

Occupancy and equipment rental expense was $341,256 for the three months ended April 30, 2003, compared to $294,951 for the comparable period in 2002. The increase is due to expanded office equipment leasing and rent escalations.

Professional fees increased to $439,825 in the three months ended April 30, 2003, from $52,991 for the comparable period in 2002. The increase is due to the ongoing costs in connection with pending legal matters.

Business development expense increased 113.7% to $116,268 for the three months ended April 30, 2003, from $54,417 for the comparable period in 2002. The increase primarily reflects the efforts of management in introducing our reorganized Company to the marketplace.

Depreciation and amortization expenses decreased to $53,108 for the three months ended April 30, 2003, from $54,076 for the comparable period in 2002.

Other expenses decreased 49.2% to $328,690 for the three months ended April 30, 2003, from $646,740 for the comparable period in 2002. This decrease reflects the decrease in costs associated with the settlement of NASD and retail matters in the first quarter of 2002.

Liquidity and Capital Resources

The Company’s restated statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash (principally receivables from brokers and dealers and securities owned ) represent 57% and 59% of total assets at April 30, 2003 and January 31, 2003, respectively. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade in Nasdaq, on the OTC Bulletin Board and in the Pink Sheets.

Net cash used in operating activities for the three months ended April 30, as restated, was $2,307,164 in 2003 and $92,258 in 2002. Our net cash provided by or used in operating activities is materially impacted by changes in our market-making activities: our long and short securities positions, as well as cash and equity balances at our clearing brokers.

Net cash provided by investing activities for the three months ended April 30, as restated, was $53,200 in 2003 and $10,180 in 2002, as restated,. The increase in 2003 was primarily due to the decrease in other investments for the three months ended April 30, 2003.

Net cash provided by financing activities for the three months ended April 30, as restated, was $1,602,536 in 2003 and $0 in 2002, as restated, respectively. The net increase in 2003 was due to the Company raising additional capital from members of the new management team and other employees in February, 2003 by issuing shares of Common Stock for an aggregate purchase price of $638,753, as well as the first tranche of a private placement that began at the end of March 2003 and ended in the first week of April 2003 in which the Company raised $955,000 through the issuance of 636,666 shares of Common Stock.

The Company maintains cash and securities balances at our clearing brokers, SLK and Fiserv, in accordance with our clearing agreements, which are required for us to conduct our operations. We are required to maintain $1,000,000 in cash and securities at SLK and $100,000 in cash at all times. We maintained cash balance at SLK and Fiserv of $3,040,686 and $282,946 at April 30, 2003, and $2,694,796 and $269,603 at January 31, 2003, respectively. We are restricted from using the cash balances at SLK and Fiserv based on our margin requirements, which are determined based on our securities inventory levels. In addition, we had $508,850 in cash at Bear Stearns, our former clearing broker, at April 30, 2003 and January 31, 2003, in connection with a NASD arbitration settlement. The cash balance at Bear Stearns is being held subject to the resolution of the arbitration award related to C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc. (see the section entitled “Legal Proceedings”, in Part I, Item 3 of our amended Annual Report on Form 10-K/A for the year ended January 31, 2003), and is not available for use by the Company for any other purpose. The restricted cash above is included in “Receivables from brokers and dealers”.

On March 20, 2003, pursuant to an agreement with a former officer of the Company, Anthony F. Dudzinski, the Company’s former president, the Company acquired 50,000 shares of common stock with the fair market value of $70,000 in exchange for the release of certain obligations and rights of the former officer, including a forgiveness of $200,000 in loans.

Loss before income taxes plus depreciation and amortization was $2,057,805 and $2,031,170 for the three months ended April 30, 2003 and 2002, respectively. Depreciation expense was $53,108 and $54,076 for the three months ended April 30, 2003 and 2002, respectively.

The Company currently does not have any outstanding bank borrowings or long-term debt, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended. The Net Capital Rule requires the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the Net Capital Rule prohibits a broker-dealer from permitting its “aggregate indebtedness” from exceeding fifteen times its net capital as those terms are defined. On April 30, 2003, the Company’s aggregate indebtedness and net capital were $6,257,551 and ($687,823), respectively.

The Company entered into an NASD approved subordinated loan agreement with Spear, Leeds Kellogg, L.P. dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and matured on August 31, 1999 but was extended to August 31, 2003. The Company is in ongoing efforts to extend or renew this loan with Spear, Leeds Kellogg, L.P., as well as efforts to replace this loan with a third party. The loan is subject to monthly interest payments at the rate of one half percent below the prime rate and is unsecured. Additionally, the Company entered into an NASD approved subordinated loan agreement with two stockholders, Joelle Meyerson and John P. Leighton. The first agreement was effective December 10, 2002 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures December 31, 2003. The second agreement was effective January 14, 2003 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures January 31, 2004. The Company does not have any additional debt commitments or long-term debt at April 30, 2003.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of April 30, 2003 are summarized below:

For the year ended January 31	2004	2005-2006	2007-2008	2009-Thereafter	Total
Operating lease contracts(1)	$766,277	$1,917,518	$1,827,246	$3,128,747	$7,639,738
Guaranteed employment contracts(1)	1,750,000	2,325,000	—	—	4,075,000

Total	$2,516,227	$4,242,518	$1,827,246	$3,128,747	$11,714,738

(1)	See Note 8 to the Financial Statements included elsewhere in this document.

Subsequent Events

In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000 (the “Transaction”). The Transaction consisted of a sale of a combination of $500,000 of investments and $480,000 of receivables from trading personnel for $980,000, a cash contribution of $ 130,000 recognized as additional paid-in-capital and a reimbursement to the Company of $240,000 of expenses incurred by the Company in connection with certain regulatory matters.. The assets sold to Mr. Meyerson were valued at the greater of fair market value or cost. The Transaction increased the Company’s cash position, and in the process, increased the Company’s net capital by a like amount.

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

On June 5, 2003, the Company entered into an agreement with SunGard Trading Systems, a subsidiary of Sungard Data Systems Inc. (“Sungard”) to license Sungard’s BRASS ® Service for the Company’s trading system. Pursuant to the terms of the Agreement, the Company anticipates implementing the BRASS trading system before the close of the Company’s second quarter.

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

The Company established the 2003 Equity Incentive Plan (the “Plan”) approved by the Board of Directors on March 31, 2003, with amendments approved on September 3, 2003, and final approval granted by the shareholders at the Annual Meeting on October 16, 2003, to provide employees, non-employees and independent contractors incentives to increase their proprietary interest in the Company’s business. The Plan is administered by a committee established by the Company’s Board of Directors, and allow for the grant of ‘incentive stock options’ and nonqualified options to those selected by the committee in its sole discretion. It is the Company’s policy to grant options for the purchase of shares of Common Stock at or about fair market value, which the Plan defines as a default of the average of the high and low closing price of Common Stock of the five trading days prior to the grant date. Options and awards generally vest over a defined period and expire on the fifth anniversary of the grant date, pursuant to the terms of the option agreement. The Company has the right to fully vest employees in their option grants upon retirement.

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

Commencing in October 2003, the Company sold, in a series of private offerings, shares of Company common stock and warrants that were offered without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). The Private Placement raised $100,000 on October 31, 2003 through the issuance of 28,986 shares of common stock by purchases from the Company’s Chairman and Chief Executive Officer, John P. Leighton. Subsequent to October 31, 2003, the Company raised $2,001,025 through the issuance of 1,000,132 shares of common stock and 5,000 warrants to the Company’s directors and employees, and private investors through February 25, 2004.

In its November 26, 2003 notice to the Company, the Nasdaq Listing Qualifications Panel (the “Panel”) determined to delist the Company’s securities on the Nasdaq SmallCap Market effective as of December 1, 2003. The Panel’s determination was based, in part, and as a result of the Company’s previously announced discovery of financial misstatements by the Company’s former finance department and the Company’s notice to the marketplace not to rely on the Company’s previously disclosed financial statements until the conclusion of its internal review conducted under the oversight of the Company’s Audit Committee. The overstatement was discovered in the process of the new finance department’s closing of the Company’s financial records for the month of September 2003. Following delisting, the Company’s common stock became quoted in the Pink Sheets. The Company’s common stock will not be eligible to trade on the OTC Bulletin Board until the Company becomes current in all of its periodic filings in compliance with the reporting requirements pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and has filed that appeal on December 11, 2003. However, the appeal did not stay delisting and there is no assurance that the Listing Council will reverse the delisting determination.

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

Other investments— Other investments, which is comprised principally of the Company’s investment in ViewTrade, Inc., are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Investments are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

Stock Options— As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded only to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period).

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

Subsequent Changes in Critical Accounting Policies

Allowance for doubtful accounts—In the third quarter of 2003, the Company recorded an allowance against accounts receivable from trading personnel of $242,029. Accounts receivable from trading representatives represent amounts owed to the Company by its traders and sales persons for draws (i.e., advance compensation payments) in excess of their profits and commissions earned. We have provided an allowance against such receivables for an amount that the new management considers likely will not be realized. However, estimating the allowance is highly subjective, and estimates may differ significantly from the actual amount because the majority of our traders and sales persons are new to the Company, and the Company’s new management does not have sufficient history of collections from its traders and sales persons. The Company estimates the amount of such allowance based on available industry data on variables such as average employee turnover, as well as the new management’s prior experience in the industry. We will reassess and refine our methodology continuously as the new management accumulates sufficient history of collections from its traders and sales persons.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) . Effective January 1, 2003, we adopted the provisions of SFAS No. 146 and such adoption had no effect on our financial statements.

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the provisions of this consensus effective November 1, 2002. The adoption of this consensus had no effect on our financial statements.

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

The fair value of these securities at April 30, 2003 was $1,068,985 in long positions and $526,223 in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $54,276 loss as of April 30, 2003, due to the offset of losses in long positions with gains in short positions.

Item 4. Controls and Procedures

In connection with the preparation and filing of this amended Quarterly Report on Form 10-Q/A, the Company, under the supervision and with the participation of the Company’s management, including the company’s new Chief Executive Officer (“CEO”) and new Chief Financial Officer (“CFO”) (collectively “the Certifying Officers”), carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 (‘the Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as those controls existed as of June 16, 2003, the date on which the original Quarterly Report on Form 10-Q for the quarter ended April 30, 2003 was filed. As defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, as amended, and the rules and regulations promulgated thereunder. An explanation of the deficiencies and remedies are set forth below. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this amended Annual Report on Form 10-Q/A.

In September 2003, the Company hired new accounting and finance personnel. In the course of closing the Company’s books for the month of September 2003, these new accounting and finance personnel discovered and alerted the Company’s management to certain accounting misstatements. Specifically, these finance department personnel discovered that certain assets on the Company’s balance sheet relating to balances held by the Company at its clearing agent, SLK, were overstated, thus requiring an approximate $1.7 million write-down against the Company’s income statement in September 2003. Immediately upon this discovery, the finance department personnel notified the Company’s management, which, in turn, notified the Audit Committee, the Board of Directors, the recently appointed independent auditors, Ernst & Young LLP, and the Company’s former auditors, Sanville & Company.

The Company’s management, under the oversight of the Audit Committee, launched an internal investigation into the nature, effect and reasons for (including the reasons for the failure of the discovery of) these accounting errors. That investigation was intended to identify the nature and financial statement effects of the misstatements, and the persons, if any, responsible for the accounting errors, to designate and implement remedial measures to address consequences of the errors, and to assess the effectiveness of internal controls. For this purpose the Company’s management hired personnel believed to have the necessary experience and expertise who had no connection to the previous management or accounting personnel of the Company and terminated employees that were involved in activities related to the accounting errors. The Company also engaged other independent accountants, who did not and will not provide audit or review services to the Company, to assist with the investigation of the accounting errors. The Company’s management has held regular meetings since the discovery of the accounting errors. These meetings involve communications with the finance department, management personnel and Ernst & Young LLP and updates to the Board of Directors and Audit Committee members. The Company’s relative small size and single geographical location enable the Company’s management to monitor the progress of the ongoing investigation.

The Company concluded its inquiry on March 9, 2004 and has restated all applicable prior financial statements filed with the SEC. The Company’s prior independent auditors, Sanville & Company and Vincent R. Vassallo, have each reissued their reports on their respective audits of the Company’s financial statements. The Company has also restated financial statements for the Quarterly Reports on Form 10-Q for the quarters ended April 30, 2003 and July 31, 2003; and for the Annual Report on Form 10-K for the year ended January 31, 2003.

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

The Company continuously evaluates and monitors the internal controls and disclosure controls and procedures in place. This ensures that the design and operation of the internal controls, and disclosure controls and procedures are reviewed and modified, as determined appropriate, as the operating processes change in relation to the changes of the Company’s business resulting from reorganization of management and the addition of adequate lines of business. As of the date of filing of this amended Quarterly Report on Form 10-Q/A, except as disclosed above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

On March 5, 2004, which is within the 90 day period prior to the filing of this amended Quarterly Report on Form 10-Q/A, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out a subsequent evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s newly implemented disclosure controls and procedures implemented since October 2003 are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, as amended, and the rules and regulations promulgated thereunder. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this subsequent evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters described in Note 20 to the Notes to the Financial Statements included in Part II, Item 8 of our Amended Annual Report on Form 10-K/A, and other proceedings and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Amended Annual Report on Form 10-K/A for the year ended January 31, 2003. Since the filing of our Amended Annual Report on Form 10-K/A on March 9, 2004, and based on management’s review with outside counsel, no material developments have occurred.

Legal Proceedings – Subsequent Events

The NASD and Net Capital Requirements

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

The Company has restated its net capital, as defined, in accordance with the restated statement of financial condition for the period from January 31, 2002 to December 31, 2003, and filed amended regulatory reports to the NASD and the SEC contemporaneously with these restated filings. Based on the amended regulatory filings to the NASD and the SEC, as of January 31, 2003, the Company was required to maintain minimum net capital, in accordance with SEC rules, of $1,000,000 and had negative total net capital of approximately $114,958. Contemporaneously with these amended filings, the Company has reported past net capital deficiencies to the NASD.

Additionally, the Company has been under a routine finance and operations review by the NASD staff since February 2003. Prior to this, the Company has also been subject to a special financial examination by the NASD in 2002 covering the periods of April-June 2002 and October-December 2002. On September 17, 2003 and October 22, 2003 respectively, reports were issued by the NASD documenting their findings of the routine finance and operations review in 2003, and the special financial examination in 2002. These reports identified, among other things, certain adjustments to the Company’s financial statements required to correct improper methods utilized by the Company’s former finance and accounting personnel in accruing certain expenses and related liabilities. Our amended regulatory reports filed with the NASD also showed that, for the period from January 31, 2002 to January 31, 2004, the Company had net capital that was less than required by the SEC’s uniform net capital rule in 13 of 25 month-end periods. As a part of the NASD’s ongoing monitoring of our compliance with the SEC’s uniform net capital rule, for a period of time we were furnishing to the NASD our net capital computation on a weekly basis. As of January 31, 2004, the Company had total net capital of approximately $1,921,359, approximately $921,359 in excess of the Company’s minimum net capital requirement of $1,000,000.

The Nasdaq

In its November 26, 2003 notice to the Company, the Nasdaq Listing Qualifications Panel (the “Panel”) determined to delist the Company’s securities on the Nasdaq SmallCap Market effective as of December 1, 2003 (refer to disclosures made in Form 8-K filed with the SEC on November 28, 2003). The Panel’s determination was based on, in part, and as a result of the Company’s previously announced discovery of financial misstatements by the Company’s former finance department and the Company’s notice to the marketplace not to rely on the Company’s previously filed financial statements until the conclusion of its internal review conducted under the oversight of the Company’s Audit Committee. The overstatement was discovered during the new finance department’s closing of the Company’s financial records for the month of September 2003. Following delisting from the Nasdaq SmallCap Market, the Company’s common stock became quoted in the Pink Sheets. Since it was not eligible to trade on the OTC Bulletin Board until the Company was current in all of its periodic filings in compliance with the reporting requirements pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and filed an appeal on December 11, 2003. However, the appeal did not stay delisting and there is no assurance that the Listing Council will reverse the delisting determination. In the event the Listing Council does not reverse the Panel’s delisting determination, the Company’s securities would remain quoted in the Pink Sheets until and unless the Company determines to seek relisting on Nasdaq.

The SEC

In November 2003 the Company received an informal inquiry from the SEC in response to our discovery of financial misstatements by the Company’s former finance department. In December 2003, the Company commenced a dialogue with the SEC regarding the Company’s discovery of financial misstatements by the former finance department. The Company has maintained an ongoing dialogue with the SEC and intends to continue to cooperate with the SEC in conjunction with the overstatements and restatements.

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

Item 2. Changes in Securities and Use of Proceeds

Over a two week period commencing February 18, 2003, the Company sold in privately negotiated transactions 482,776 shares of Company common stock (the “Shares”) not registered under the Securities Act of 1933, as amended (the “Securities Act”) to employees in exchange for $638,753 in cash pursuant to Section 4(2), Section 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933. The Company sold the shares upon being solicited by the respective employees and the shares are subject to the holding period of Rule 144 of the Securities Act. The shares were issued without registration rights and were approved by the Company’s Board of Directors.

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

All of the above proceeds from the issuance of Common Stock as described in this Item 2 of this Form 10-Q/A were used for the Company’s working capital purposes and to increase the Company’s level of shareholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

Changes in Securities and Use of Proceeds – Subsequent Events

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

Commencing in October 2003, the Company sold in a series of private offerings shares of Company common stock and warrants that were offered without registration and subject to restrictions under the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Offerings”). The Private Offerings raised $100,000 on October 31, 2003 through the issuance of 28,986 shares of common stock by purchases from the Company’s Chairman and Chief Executive Officer, John P. Leighton. Subsequent to October 31, 2003, the Company raised $2,001,025 through the issuance of 1,000,132 shares of common stock and 5,000 warrants to the Company’s directors and employees, and private investors through February 25, 2004. All of the above proceeds from the issuance of Common Stock and warrants as described in this Item 2 of this Form 10-Q were used for the Company’s working capital purposes and to increase the Company’s level of stockholder’s equity and the Company’s net capital as defined in SEC Rule 15C3-1.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the second quarter of the fiscal year ended January 31, 2004.

Item 5. Other Information

Pursuant to a request by the Nasdaq Stock Market, the Company has previously included a Statement of Financial Condition as of May 31, 2003 and a Statement of Operations for the month ended May 31, 2003. These financial statements were included in the original Form 10-Q to demonstrate the Company’s compliance with Nasdaq’s SmallCap quantitative listing standards with respect to the level of the Company’s stockholders’ equity.

As discussed in Note 2 of the Financial Statements in Item 1 and in Item 4. ‘Controls and Procedures’ above, the Company has restated its financial statements for the years ended January 31, 2003, 2002 and 2001 including the corresponding 2003 and 2002 interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. Accordingly, the Statement of Financial Condition as of May 31, 2003 and a Statement of Operations for the month ended May 31, 2003 previously included in the Quarterly Report on Form 10-Q filed with the SEC on June 16, 2003 should not be relied upon. For further information on our financial condition and the results of our operations subsequent to April 30, 2003, see our Amended Quarterly Report on Form 10-Q/A as of July 31, 2003 and our Quarterly report on Form 10-Q as of October 31, 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 9th day of March, 2004.

CROWN FINANCIAL GROUP, INC.

By:	/s/ JOHN P. LEIGHTON
John P. Leighton Chairman, Chief Executive Officer and President