Form 10-Q/A
period 2003-07-31
CROWN FINANCIAL GROUP INC
filed 2004-03-09
CIK 913781

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

At July 31, 2003 the number of shares outstanding of the Registrant’s Common Stock was 9,902,277.

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “our” shall mean Crown Financial Group, Inc., f/k/a M.H. Meyerson & Co., Inc., and its consolidated subsidiary.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in the Company’s amended Quarterly Report on Form 10-Q/A for the three months ended July 31, 2003 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Certain Factors Affecting Results of Operations and elsewhere as appropriate. This amended Quarterly Report on Form 10-Q/A, including the Consolidated Statements of Financial Condition and the notes thereto, should be read in its entirety together with the Form 10-K/A for the year ended January 31, 2003, filed with the SEC on March 9, 2004 for a complete understanding.

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

INTRODUCTORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended July 31, 2003.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended July 31, 2003 as originally filed on September 15, 2003 and amended by this filing, is being filed to reflect the restatement of the Company’s financial statements for the three and six months ended July 31, 2003 and 2002 (see “Restatement of Financial Statements” within note 2 to the Consolidated Financial Statements) and to revise disclosures and presentations in other parts of the Form 10-Q to be consistent with the restated financial statements.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

However, as this Amendment to the Form 10-Q for the three months ended July 31, 2003 as originally filed on September 15, 2003 contain restatements of previously issued annual and interim financial information, and numerous significant events have occurred since September 15, 2003, we urge you to also refer to the Current Reports on Form 8-K and the Quarterly Reports on Form 10-Q and Form 10-Q/A filed since January 23, 2003 as listed below.

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a net reduction in the securities owned/sold and receivable from broker dealers’ balances in the Statements of Financial Condition of $1,693,302 and $ 1,194,025 as at July 31, 2003 and January 31, 2003, respectively. In the Statements of Operations for the three months ended July 31, 2003 and 2002, this adjustment has led to net movements in trading revenues, commissions, clearing costs and other trading expenses consisting of an aggregate decrease of $242,117 ($ 0.03 per share) and $560,887 ($0.08 per share), respectively. For the six months ended July 31, 2003 and 2002, there were net decreases in trading revenues, commissions, clearing costs and other trading expenses of $499,277 ($0.06 per share) and $737,895 ($0.11 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $991,064 and $799,294 as at July 31, 2003 and January 31, 2003, respectively. The adjustments for the three months ended July 31, 2003 and 2002 increased expenses by $297,247 ($ 0.03 per share) and decreased expenses by $202,774 ($0.02 per share), respectively. For the six months ended July 31, 2003 and 2002, expenses increased by $191,770 ($0.02 per share) and $654,671 ($0.09 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $58,275 and $86,123 as at July 31, 2003 and January 31, 2003, respectively. The total adjustment in expenses amortized to the statement of operations for the three months ended July 31, 2003 and 2002, is an increase in expenses of $46,861 and $13,399, respectively. For the six months ended July 31, 2003 and 2002, there was an increase in expenses of $27,848 and a decrease in expenses of $1,862, respectively.

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

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. For the three months ended July 31, 2003, the adjustments to properly account for options granted to employees and consultants resulted in an increase of $131,268 in compensation expense ($ 0.01 per share), $130,500 in additional paid-in-capital and a decrease of $768 in unearned compensation. There were no expense adjustments for the three months ended July 31, 2002. For the six months ended July 31, 2003, the adjustments to properly account for options granted to employees and consultants resulted in an increase of $174,013 ($0.02 per share) in compensation expense, $240,820 in additional paid-in-capital and $66,807 in unearned compensation. There were no adjustments for the six months ended July 31, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three and six months ended July 31, 2003 and 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three and six months ended July, 2003 and 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at July 31, 2003 and January 31, 2003, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This adjustment has been reflected in the Statements of Operations for the six months ended July 31, 2002, and in the year ended January 31, 2002.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as at January 31, 2003 and 2002.

c)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 500 and 25,000 shares to the total shares of common stock outstanding as at July 31, 2003 and January 31, 2003, respectively.

d)	The Company determined that incorrect depreciation rates were used for the three and six months ended July 31, 2003. This has resulted in a decrease in depreciation of $12,124 for the three months ended July 31, 2003, and a decrease of $4,204 for the six months ended July 31, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended July 31
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(394,538)	$(0.04)	$(1,056,251)	$(0.16)
Reconciliation of clearing broker statements	(242,117)	(0.03)	(560,887)	(0.08)
Accrual of expenses	(297,247)	(0.03)	202,774	0.02
Prepaid expenses	(46,861)	—	(13,999)	—
Stock-based compensation	(131,268)	(0.01)	—	—
Depreciation	12,124	—	—	—

As restated	$(1,099,907)	$(0.11)	$(1,428,363)	$(0.22)

	For the six months ended July 31
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(2,325,330)	$(0.26)	$(2,548,974)	$(0.39)
Reconciliation of clearing broker statements	(499,277)	(0.06)	(737,895)	(0.11)
Accrual of expenses	(191,770)	(0.02)	(654,671)	(0.09)
Prepaid expenses	(27,848)	—	1,862	—
Stock-based compensation	(174,013)	(0.02)	—	—
Tax benefit	—	—	423,180	0.06
Depreciation	4,204	—	—	—

As restated	$(3,214,034)	$(0.36)	$(3,516,498)	$(0.53)

The impact on the Statements of Operations, Statements of Financial Condition and Statements of Cash Flows, as a result of the above adjustments, is illustrated on a condensed basis below. Also see Note 2 in Notes the Consolidated Financial Statements. The amounts previously reported are derived from the original Form 10-Q for the quarter ended July 31, 2003, as well as the original Form 10-K for the year ended January 31, 2003.

	For the three months ended July 31, 2003		For the three months ended July 31, 2002		For the six months ended July 31, 2003		For the six months ended July 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Operations:

Total revenues	$5,037,295	$5,115,132	$2,938,290	$2,449,901	$7,383,297	$7,340,713	$5,525,061	$4,452,723

Total expenses	5,424,333	6,202,556	3,994,541	3,875,375	9,701,127	10,539,052	7,650,856	7,963,443

Net loss	$(394,538)	$(1,099,907)	$(1,056,251)	$(1,428,363)	$(2,325,330)	$(3,214,034)	$(2,548,974)	$(3,516,498)

Basic earnings per share	$(0.04)	$(0.11)	$(0.16)	$(0.22)	$(0.26)	$(0.36)	$(0.39)	$(0.53)

Diluted earnings per share	$(0.04)	$(0.11)	$(0.16)	$(0.22)	$(0.26)	$(0.36)	$(0.39)	$(0.53)

Shares used in basic earnings per share calculation	9,603,002	9,603,865	6,606,694	6,606,964	8,899,580	8,913,895	6,606,964	6,606,742

Shares used in diluted earnings per share calculation	9,603,002	9,603,865	6,606,694	6,606,964	8,899,580	8,913,985	6,606,964	6,606,742

	July 31, 2003		January 31, 2003
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Financial Condition:

Total assets	$11,910,253	$10,112,386	$10,520,816	$9,063,178

Total liabilities	9,443,597	10,422,239	8,821,170	9,625,349

Total stockholders’ equity	2,466,656	(309,853)	1,699,646	(562,171)

Total liabilities and stockholders’ equity	$11,910,253	$10,112,386	$10,520,816	$9,063,178

	Six months ended July 31, 2003		Six months ended July 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Cash Flows:

Net cash (used in) provided by operating activities	$(3,465,723)	$(3,645,645)	$736,823	$736,823

Net cash provided by investing activities	195,853	175,776	10,360	297

Net cash provided by financing activities	3,092,340	3,292,339	297	10,360

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	July 31, 2003 (restated)	January 31, 2003 (restated)

Assets
Cash and cash equivalents	$783,935	$961,465
Deposit with and receivables from brokers and dealers	4,612,318	3,473,248
Securities owned, held at clearing brokers, at market value	1,801,830	1,128,631
Other investments	270,635	778,597
Furniture, equipment, capitalized software and leasehold improvements, net of accumulated depreciation and amortization	860,354	632,334
Receivables from trading and sales personnel	458,893	730,139
Insurance recovery	1,000,000	1,000,000
Income taxes	24,669	24,669
Other assets	299,752	334,095

Total assets	$10,112,386	$9,063,178

Liabilities and Stockholders’ Equity
Securities sold but not yet purchased	$681,075	$222,663
Accrued compensation expense	344,723	254,682
Accrued NASD arbitration award	5,000,000	5,000,000
Accounts payable and accrued expenses	1,396,441	1,148,004

Total liabilities	7,422,239	6,625,349

Commitments and contingent liabilities

Subordinated loans	3,000,000	3,000,000

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 9,902,277 shares issued and outstanding at July 31, 2003 and 7,556,964 shares issued and outstanding at January 31, 2003, as restated	99,023	75,570
Treasury stock, at cost	(200,000)	—
Unearned compensation	(163,878)	(97,071)
Notes receivable from issuance of stock	—	(200,000)
Additional paid-in capital	20,382,582	16,872,876
Accumulated deficit	(20,427,580)	(17,213,546)

Total stockholders’ equity	(309,853)	(562,171)

Total liabilities and stockholders’ equity	$10,112,386	$9,063,178

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended July 31,		For the six months ended July 31,
	2003 (restated)	2002 (restated)	2003 (restated)	2002 (restated)
Revenues
Net trading revenues	$4,602,509	$2,010,065	$6,322,941	$3,808,589
Commissions	323,542	181,881	665,637	341,516
Underwriting and investment banking fees	89,975	98,923	160,871	103,924
Interest and other	99,106	159,032	191,264	198,694

Total revenues	5,115,132	2,449,901	7,340,713	4,452,723

Expenses
Employee compensation and benefits	3,122,351	1,504,453	4,788,787	3,126,051
Execution and clearance charges	1,046,085	698,008	1,903,778	1,288,522
Communications and data processing	522,691	646,066	1,055,911	1,418,848
Occupancy and equipment rentals	335,734	350,510	676,988	645,460
Professional fees	782,807	212,416	1,222,632	265,408
Business development	118,267	58,953	234,535	113,370
Depreciation and amortization	51,059	52,500	104,167	106,576
Other expenses	223,562	352,469	552,254	999,208

Total expenses	6,202,556	3,875,375	10,539,052	7,963,443

Loss before income taxes	(1,087,424)	(1,425,474)	(3,198,339)	(3,510,720)
Income tax expense	12,483	2,889	15,695	5,778

Net loss	$(1,099,907)	(1,428,363)	(3,214,034)	(3,516,498)

Basic earnings per share	$(0.11)	(0.22)	(0.36)	(0.53)

Diluted earnings per share	$(0.11)	(0.22)	(0.36)	(0.53)

Shares used in basic earnings per share calculation	9,603,865	6,606,964	8,913,895	6,606,742

Shares used in diluted earnings per share calculation	9,603,865	6,606,964	8,913,895	6,606,742

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

(Unaudited)

	Common Stock		Treasury Stock	Unearned Compensation	Notes Receivable From Stock Issuance	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount

Balances at January 31, 2003, as restated	7,556,964	$75,570	$—	$(97,071)	$(200,000)	$16,872,876	$(17,213,546)	$(562,171)

Net loss, as restated	—	—	—	—	—	—	(3,214,034)	(3,214,034)

Shares repurchased as treasury stock, as restated	—	—	(200,000)	—	200,000	—	—	—

Options granted to employees, as restated	—	—	—	(98,755)	—	171,820	—	73,065

Options granted to consultants, as restated	—	—	—	(63,250)	—	69,000	—	5,750

Amortization of unearned compensation, as restated	—	—	—	95,198	—	—	—	95,198

Options exercised, as restated	146,094	1,461	—	—	—	110,228	—	111,689

Cash contribution to equity, as restated	—	—	—	—	—	130,000	—	130,000

Shares issued, as restated	2,199,219	21,992	—	—	—	3,028,658	—	3,050,650

Balances at July 31, 2003 as restated	9,902,277	$99,023	$(200,000)	$(163,878)	$—	$20,382,582	$(20,427,580)	$(309,853)

See accompanying notes which are an integral part of these consolidated financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended July 31,
	2003 (restated)	2002 (restated)
Cash flows from operating activities
Net loss	$(3,214,034)	$(3,516,498)
Adjustments to reconcile net loss with net cash (used in) provided by operating activities:
Depreciation and amortization	104,167	106,576
Compensation and consulting expense on options granted	174,013	—
Change in assets and liabilities
(Increase) decrease in assets:
Receivable from brokers and dealers	(1,139,070)	708,620
Securities owned, held at clearing brokers, at market value	(673,199)	2,265,819
Receivables from trading personnel	271,246	(335,158)
Income tax receivable	—	2,351,403
Other assets	34,343	390,490
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	458,412	(796,030)
Payable to brokers and dealers	—	(166,864)
Accrued compensation expense	90,040	(397,500)
Accounts payable, accrued expenses and other liabilities	248,437	125,965

Net cash (used in) provided by operating activities	(3,645,645)	736,823

Cash flows from investing activities
Other investments	507,962	10,000
Purchase of furniture, equipment and capitalized software	(332,186)	360

Net cash provided by investing activities	175,776	10,360

Cash flows from financing activities
Net proceeds from sale of common stock	3,050,650	—
Net proceeds from exercise of stock options	111,689	297
Cash contribution to equity	130,000	—

Net cash provided by financing activities	3,292,339	297

Net (decrease) increase in cash and cash equivalents	(177,530)	747,480
Cash and cash equivalents at beginning of period	961,465	851,343

Cash and cash equivalents at end of period	$783,935	$1,598,823

Supplemental disclosure of cash flow information:

Cash paid for interest	$38,720	$28,950

Cash paid for income taxes	$481	$—

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

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

During the six months ended July 31, 2003, this new management team has implemented and will continue to implement steps to create a dynamic, innovative and service-oriented liquidity provider. To effectuate this transformation further, the Company began doing business as Crown Financial Group on April 9, 2003. The Company believes its greatest opportunity as a service oriented liquidity provider is where the Company has specialized expertise in equities market-making, institutional sales trading and innovative technologies. During the three months ended July 31, 2003, the Company has continued to transform and retool its market making stock list and trading personnel to capitalize on such opportunities

2. Restatement of Previously Issued Financial Statements

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a net reduction in the securities owned/sold and receivable from broker dealers’ balances in the Statements of Financial Condition of $1,693,302 and $ 1,194,025 as at July 31, 2003 and January 31, 2003, respectively. In the Statements of Operations for the three months ended July 31, 2003 and 2002, this adjustment has led to net movements in trading revenues, commissions, clearing costs and other trading expenses consisting of an aggregate decrease of $242,117 ($ 0.03 per share) and $560,887 ($0.08 per share), respectively. For the six months ended July 31, 2003 and 2002, there were net decreases in trading revenues, commissions, clearing costs and other trading expenses of $499,277 ($0.06 per share) and $737,895 ($0.11 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $991,064 and $799,294 as at July 31, 2003 and January 31, 2003, respectively. The adjustments for the three months ended July 31, 2003 and 2002 increased expenses by $297,247 ($ 0.03 per share) and decreased expenses by $202,774 ($0.02 per share), respectively. For the six months ended July 31, 2003 and 2002, expenses increased by $191,770 ($0.02 per share) and $654,671 ($0.09 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $58,275 and $86,123 as at July 31, 2003 and January 31, 2003, respectively. The total adjustment in expenses amortized to the statement of operations for the three months ended July 31, 2003 and 2002, is an increase in expenses of $46,861 and $13,399, respectively. For the six months ended July 31, 2003 and 2002, there was an increase in expenses of $27,848 and a decrease in expenses of $1,862, respectively.

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

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting

Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. For the three months ended July 31, 2003, the adjustments to properly account for options granted to employees and consultants resulted in an increase of $131,268 in compensation expense ($ 0.01 per share), $130,500 in additional paid-in-capital and a decrease of $768 in unearned compensation. There were no expense adjustments for the three months ended April 30, 2002. For the six months ended July 31, 2003, the adjustments to properly account for options granted to employees and consultants resulted in an increase of $174,013 ($0.02 per share) in compensation expense, $240,820 in additional paid-in-capital and $66,807 in unearned compensation. There were no adjustments for the six months ended July 31, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three and six months ended July 31, 2003 and 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three and six months ended July, 2003 and 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at July 31, 2003 and January 31, 2003, resulting in reclassifications between ‘other assets’ and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This adjustment has been reflected in the Statements of Operations for the six months ended July 31, 2002, and in the year ended January 31, 2002.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as at January 31, 2003 and 2002.

c)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 500 and 25,000 shares to the total shares of common stock outstanding as at July 31, 2003 and January 31, 2003, respectively.

d)	The Company determined that incorrect depreciation rates were used for the three and six months ended July 31, 2003. This has resulted in a decrease in depreciation of $12,124 for the three months ended July 31, 2003, and a decrease of $4,204 for the six months ended July 31, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended July 31
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(394,538)	$(0.04)	$(1,056,251)	$(0.16)
Reconciliation of clearing broker statements	(242,117)	(0.03)	(560,887)	(0.08)
Accrual of expenses	(297,247)	(0.03)	202,774	0.02
Prepaid expenses	(46,861)	—	(13,999)	—
Stock-based compensation	(131,268)	(0.01)	—	—
Depreciation	12,124	—	—	—

As restated	$(1,099,907)	$(0.11)	$(1,428,363)	$(0.22)

	For the six months ended July 31
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(2,325,330)	$(0.26)	$(2,548,974)	$(0.39)
Reconciliation of clearing broker statements	(499,277)	(0.06)	(737,895)	(0.11)
Accrual of expenses	(191,770)	(0.02)	(654,671)	(0.09)
Prepaid expenses	(27,848)	—	1,862	—
Stock-based compensation	(174,013)	(0.02)	—	—
Tax benefit	—	—	423,180	0.06
Depreciation	4,204	—	—	—

As restated	$(3,214,034)	$(0.36)	$(3,516,498)	$(0.53)

The impact on the Statements of Operations, Statements of Financial Condition and Statements of Cash Flows, as a result of the above adjustments, is as follows. The amounts previously reported are derived from the original Form 10-Q for the quarter ended July 31, 2003, as well as the original Form 10-K for the year ended January 31, 2003. The Company also reclassified certain prior year financial statement amounts to conform to the current year presentation.

	For the three months ended July 31, 2003		For the three months ended July 31, 2002		For the six months ended July 31, 2003		For the six months ended July 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Operations:

Revenues
Net trading revenue	$4,200,440	$4,602,509	$2,570,787	$2,010,065	$6,070,388	$6,322,941	$4,953,474	$3,808,589
Commissions	709,010	323,542	177,463	181,881	1,103,568	665,637	363,117	341,516
Underwriting and investment banking fees	—	89,975	—	98,923	—	160,871	—	103,924
Interest and other	127,845	99,106	190,040	159,032	209,341	191,264	208,470	198,694

Total revenues	5,037,295	5,115,132	2,938,290	2,449,901	7,383,297	7,340,713	5,525,061	4,452,723

Expenses
Employee compensation and benefits	2,769,096	3,122,351	1,333,328	1,504,453	4,199,132	4,788,787	2,764,945	3,126,051
Execution and clearance charges	734,727	1,046,085	753,332	698,008	1,283,719	1,903,778	1,276,760	1,288,522
Communications and data processing	694,961	522,691	662,587	646,066	1,640,937	1,055,911	1,345,352	1,418,848
Occupancy and equipment rentals	280,219	335,734	279,913	350,510	551,501	676,988	550,987	645,460
Professional fees	395,506	782,807	239,766	212,416	611,395	1,222,632	453,112	265,408
Business development	104,575	118,267	90,219	58,953	208,545	234,535	135,378	113,370
Depreciation and amortization	48,082	51,059	52,500	52,500	93,272	104,167	106,576	106,576
Other expenses	397,167	223,562	582,896	352,469	1,112,626	552,254	1,017,746	999,208

Total expenses	5,424,333	6,202,556	3,994,541	3,875,375	9,701,127	10,539,052	7,650,856	7,963,443

Loss before income taxes	(387,038)	(1,087,424)	(1,056,521)	(1,425,474)	(2,317,830)	(3,198,339)	(2,125,795)	(3,510,720)
Income tax expense	7,500	12,483	—	2,889	7,500	15,695	423,179	5,778

Net loss	$(394,538)	$(1,099,907)	$(1,056,521)	$(1,428,363)	$(2,325,330)	$(3,214,034)	$(2,548,974)	$(3,516,498)

Basic earnings per share	$(0.04)	$(0.11)	$(0.16)	$(0.22)	$(0.26)	$(0.36)	$(0.39)	$(0.53)

Diluted earnings per share	$(0.04)	$(0.11)	$(0.16)	$(0.22)	$(0.26)	$(0.36)	$(0.39)	$(0.53)

Shares used in basic earnings per share calculation	9,603,002	9,603,865	6,606,694	6,606,964	8,899,580	8,913,895	6,606,964	6,606,742

Shares used in diluted earnings per share calculation	9,603,002	9,603,865	6,606,694	6,606,964	8,899,580	8,913,895	6,606,964	6,606,742

	July 31, 2003		January 31, 2003
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Financial Condition:

Assets
Cash and cash equivalents	$783,935	$783,935	$961,465	$961,465
Deposit with and receivables from brokers and dealers	6,239,162	4,612,318	4,661,093	3,473,248
Securities owned, held at clearing brokers, at market value	2,044,110	1,801,830	1,302,826	1,128,631
Other investments	342,500	270,635	562,969	778,597
Furniture, equipment, capitalized software and leasehold improvements, net of accumulated depreciation and amortization	786,785	860,354	840,962	632,334
Receivables from trading and sales personnel	458,892	458,893	930,139	730,139
Insurance recovery	1,000,000	1,000,000	1,000,000	1,000,000
Income taxes	0	24,669	0	24,669
Other assets	254,869	299,752	261,362	334,095

Total assets	$11,910,253	$10,112,386	$10,520,816	$9,063,178

Liabilities and Stockholders’ Equity
Securities sold but not yet purchased	$693,497	$681,075	$217,777	$222,663
Accrued compensation expense	343,805	344,723	254,683	254,682
Accrued NASD arbitration award	5,000,000	5,000,000	5,000,000	5,000,000
Accounts payable and accrued expenses	406,295	1,396,441	348,710	1,148,004

Total liabilities	6,443,597	7,422,239	5,821,170	6,625,349

Commitments and contingent liabilities

Subordinated loans	3,000,000	3,000,000	3,000,000	3,000,000

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 9,902,277 shares issued and outstanding at July 31, 2003 and 7,556,964 shares issued and outstanding at January 31, 2003, as restated	99,018	99,023	75,320	75,570
Treasury stock, at cost	(70,000)	(200,000)	—	—
Unearned compensation	—	(163,878)	—	(97,071)
Notes receivable from issuance of stock	—	—	—	(200,000)
Additional paid-in capital	15,362,575	20,382,582	12,223,933	16,872,876
Accumulated deficit	(12,924,937)	(20,427,580)	(10,599,607)	(17,213,546)

Total stockholders’ equity	2,466,656	(309,853)	1,699,646	(562,171)

Total liabilities and stockholders’ equity	$11,910,253	$10,112,386	$10,520,816	$9,063,178

	Six months ended July 31, 2003		Six months ended July 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Cash Flows:

Net cash (used in) provided by operating activities	$(3,465,723)	$(3,645,645)	$736,823	$736,823

Net cash provided by investing activities	195,853	175,776	10,360	10,360

Net cash provided by financing activities	3,092,340	3,292,339	297	297

3. Summary of Significant Accounting Policies

Basis and form of presentation

The accompanying unaudited restated financial statements include the restated accounts of the Company and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These restated financial statements should be read in conjunction with the restated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended January 31, 2003 as filed with the SEC on March 8, 2004.

Certain prior period amounts have been recast to conform to the current year presentation.

Cash and cash equivalents

Cash and cash equivalents represents demand deposit accounts at banks.

Capitalized software

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use . Unamortized capitalized software development costs of $224,633 are carried in furniture, equipment, capitalized software and leasehold improvements in the Statement of Financial Condition as of July 31, 2003. Capitalized software in service is amortized over its estimated useful life of three years.

Other Investments

Other investments, which includes the Company’s investment in ViewTrade, Inc., are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments

Market-making activities

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

At July 31, 2003 the Company had a Federal net operating loss carryforward of approximately $ 15,000,000. The Federal net operating loss begins to expire in the fiscal year ended in 2022 and expires completely in the fiscal year ended 2023.

In addition, the Company has state net operating loss carryforwards. The state net operating loss carryforwards range by jurisdiction up to approximately $ 21,500,000. These state net operating loss carryforwards expire between fiscal years ended in 2009 and 2010.

Please note that the deferred tax asset is subject to a 100% valuation allowance. Pursuant to SFAS No. 109, as management does not believe that it is more likely than not to realize the benefit of such assets, the deferred tax asset is subject to the valuation allowance.

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	For the three months ended July 31, 2003	For the six months ended July 31, 2003
U.S. federal statutory income tax rate	35.0%	35.0%
Valuation allowance	(34.7)%	(34.7)%
Other	(0.5)%	(0.5)%

Effective income tax (benefit) rate	(0.2)%	(0.2)%

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

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option pricing model, the Company used the following assumptions (no options were granted during the three months ended July 31, 2002):

	Three months ended July 31,
	2003	2002
Risk free interest rate	2.63%	—
Weighted average expected life of options (years)	4.00	—
Expected volatility of Company’s common stock	169%	—
Expected dividends	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS 123:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net loss, as restated and reported	$(1,099,907)	$(1,428,363)	$(3,214,034)	$(3,516,498)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(110,433)	—	(180,364)	—
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards	131,268	—	174,013	—

Pro forma net loss	$(1,079,072)	$(1,428,363)	$(3,220,385)	$(3,516,498)

Loss per share:
Basic and diluted net loss per share, as restated and reported	$(0.11)	$(0.22)	$(0.36)	$(0.53)
Basic and diluted net loss per share pro forma, as restated	$(0.11)	$(0.22)	$(0.36)	$(0.53)

The weighted average fair value of the stock options granted was $2.15 and $1.33 for the three and six months ended July 31, 2003, respectively. No options were granted in the three and six months ended July 31, 2002.

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

4. Securities Owned and Securities Sold But Not Yet Purchased (RESTATED)

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	July 31, 2003 (restated)	January 31, 2003 (restated)
Securities owned:
Equities	$1,774,894	$1,098,819
State and Municipal Obligations	24,441	27,325
Other	2,495	2,487

	$1,801,830	$1,128,631

Securities sold but not yet purchased:
Equities	$681,075	$222,663

5. Deposits with and receivables from Brokers and Dealers (RESTATED)

Amounts receivable from brokers and dealers consist of the following:

	July 31, 2003 (restated)	January 31, 2003 (restated)
Receivables:
Clearing brokers	$4,104,305	$2,964,398
Other	508,013	508,850

	$4,612,318	$3,473,248

Amounts receivable from clearing brokers represents interest bearing cash balances including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Other receivables consist of a deposit with Bear Stearns, the Company’s previous clearing broker which is being held subject to the resolution of the CVI Group matter discussed in note 20 of Part II, Item 8 ‘Financial Statements and Supplementary Data’ in the Amended Form 10-K/A for the year ended January 31, 2003.

6. Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total trades by the Company during the period. The Company had two such significant customers accounting for 22% and 14% of the total trades, respectively during the three and six months ended July 31, 2003.

The Company’s customers include both institutions and broker-dealers. Institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

7. Commitments and Contingent Liabilities

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

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $221,113 and $217,608 for the three months ended July 31, 2003 and 2002, respectively. For the six months ended July 31, 2003 and 2002, rental expense was $439,888 and $435,215, respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. As of July 31, 2003, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows :

	Office Leases	Other Obligations	Total
Six months ended January 31, 2004	$442,225	$68,593	$510,818
Year ended January 31, 2005	884,450	137,186	1,021,636
Year ended January 31, 2006	884,450	11,432	895,882
Year ended January 31, 2007	905,946	—	905,946
Year ended January 31, 2008	921,300	—	921,300
Thereafter through July 31, 2011	3,128,747	—	3,128,747

	$7,167,118	$217,211	$7,384,329

8. Earnings per Share (RESTATED)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended July 31, 2003 and 2002:

	For the three months ended July 31,
	2003		2002
	Numerator/ net loss (restated)	Denominator/ shares (restated)	Numerator/ net loss (restated)	Denominator/ shares (restated)
Loss and shares used in basic calculations	$(1,099,907)	9,603,865	$(1,428,363)	6,606,964
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(1,099,907)	9,603,865	$(1,428,363)	6,606,964

Basic earnings per share		$(0.11)		$(0.22)
Diluted earnings per share		$(0.11)		$(0.22)

	For the six months ended July 31,
	2003		2002
	Numerator/ net loss (restated)	Denominator/ shares (restated)	Numerator/ net loss (restated)	Denominator/ shares (restated)
Loss and shares used in basic calculations	$(3,214,034)	8,913,895	$(3,516,498)	6,606,742
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(3,214,034)	8,913,895	$(3,516,498)	6,606,742

Basic earnings per share		$(0.36)		$(0.53)
Diluted earnings per share		$(0.36)		$(0.53)

For the three and six months ended July 31, 2003 and 2002, common stock equivalents in the amount of 1,857,610 and 1,731,947 shares, respectively, were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

9. Stock-Based Compensation

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

10. Net Capital Requirements

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At July 31, 2003, the Company had net capital of $587,072 which was $412,928 below its minimum net capital requirement of $1,000,000.

11. Related Parties

The Company has retained an interest in ViewTrade of approximately 15% through ViewTrade’s acquisition of the Company’s former subsidiary, EMeyerson.com, Inc . This investment is $104,474 as at July 31, 2003 and January 31, 2003 and is included in ‘Other Investments’ in the Consolidated Statements of Financial Condition. Licensing fees for use of software provided by ViewTrade was $12,357 for the three and six months ended July 31, 2003, which is included in ‘Communications and Data Processing’ in the Consolidated Statements of Operations. ViewTrade subleases space from the Company which resulted in sublease income of approximately $48,703 and $65,357 for the three months ended July 31, 2003 and 2002, respectively, and $116,905 and $89,233 for the six months ended July 31, 2003 and 2002, respectively. This income is included in ‘Other Income’ in the Consolidated Statements of Operations.

12. Significant Transactions

In May 2003, the Company’s Board of Directors unanimously approved changing the Company’s name to Crown Financial Group, Inc. and, upon shareholder approval, to amend the Company’s Charter to reflect such change.

On May 12, 2003, Robert I. Turner joined the Company’s Board of Directors and was named Chairman of the Audit Committee.

In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000 (the “Transaction”). The Transaction consisted of a sale of a combination of $500,000 of investments and $480,000 of receivables from trading personnel for $980,000, a cash contribution of $130,000 recognized in paid-in-capital and a reimbursement to the Company of $240,000 of expenses incurred by the Company in connection with certain regulatory matters. The assets sold to Mr. Meyerson were valued at the greater of fair market value or cost. The Transaction increased the Company’s cash position, and in the process, increased the Company’s net capital by a like amount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion of the Company’s financial condition and results of operations has been revised to reflect the restatement and certain events occurring subsequent to the filing of the original Form 10-Q, as well as to incorporate certain conforming changes. In addition, the Company updated its disclosure with respect to recently issued accounting standards and critical accounting policies, and revised quantitative and qualitative disclosures about market risk The following discussion should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere in this Amended Quarterly Report on Form 10-Q/A as well as the Amended Annual Report on Form 10-K/A.

RESTATEMENT OF 2003, 2002 and 2001 FINANCIAL STATEMENTS

We have restated our financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003.

As discussed in Note 2 to the restated Consolidated Financial Statements included elsewhere in the Amended Quarterly Report, set forth below are the principal restatement adjustments included in the restatement of the previously issued financial statements.

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a net reduction in the securities owned/sold and receivable from broker dealers’ balances in the Statements of Financial Condition of $1,693,302 and $ 1,194,025 as at July 31, 2003 and January 31, 2003, respectively. In the Statements of Operations for the three months ended July 31, 2003 and 2002, this adjustment has led to net movements in trading revenues, commissions, clearing costs and other trading expenses consisting of an aggregate decrease of $242,117 ($ 0.03 per share) and $560,887 ($0.08 per share), respectively. For the six months ended July 31, 2003 and 2002, there were net decreases in trading revenues, commissions, clearing costs and other trading expenses of $499,277 ($0.06 per share) and $737,895 ($0.11 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $991,064 and $799,294 as at July 31, 2003 and January 31, 2003, respectively. The adjustments for the three months ended July 31, 2003 and 2002 increased expenses by $297,247 ($ 0.03 per share) and decreased expenses by $202,774 ($0.02 per share), respectively. For the six months ended July 31, 2003 and 2002, expenses increased by $191,770 ($0.02 per share) and $654,671 ($0.09 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $58,275 and $86,123 as at July 31, 2003 and January 31, 2003, respectively. The total adjustment in expenses amortized to the statement of operations for the three months ended July 31, 2003 and 2002, is an increase in expenses of $46,861 and $13,399, respectively. For the six months ended July 31, 2003 and 2002, there was an increase in expenses of $27,848 and a decrease in expenses of $1,862, respectively.

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

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. For the three months ended July 31, 2003, the adjustments to properly account for options granted to employees and consultants resulted in an increase of $131,268 in compensation expense ($ 0.01 per share), $130,500 in additional paid-in-capital and a decrease of $768 in unearned compensation. There were no expense adjustments for the three months ended July 31, 2002. For the six months ended July 31, 2003, the adjustments to properly account for options granted to employees and consultants resulted in an increase of $174,013 ($0.02 per share) in compensation expense, $240,820 in additional paid-in-capital and $66,807 in unearned compensation. There were no adjustments for the six months ended July 31, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three and six months ended July 31, 2003 and 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three and six months ended July, 2003 and 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at July 31, 2003 and January 31, 2003, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This adjustment has been reflected in the Statements of Operations for the six months ended July 31, 2002, and in the year ended January 31, 2002.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as at January 31, 2003 and 2002.

c)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 500 and 25,000 shares to the total shares of common stock outstanding as at July 31, 2003 and January 31, 2003, respectively.

d)	The Company determined that incorrect depreciation rates were used for the three and six months ended July 31, 2003. This has resulted in a decrease in depreciation of $12,124 for the three months ended July 31, 2003, and a decrease of $4,204 for the six months ended July 31, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended July 31
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(394,538)	$(0.04)	$(1,056,251)	$(0.16)
Reconciliation of clearing broker statements	(242,117)	(0.03)	(560,887)	(0.08)
Accrual of expenses	(297,247)	(0.03)	202,774	0.02
Prepaid expenses	(46,861)	—	(13,999)	—
Stock-based compensation	(131,268)	(0.01)	—	—
Depreciation	12,124	—	—	—

As restated	$(1,099,907)	$(0.11)	$(1,428,363)	$(0.22)

	For the six months ended July 31
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
As previously reported	$(2,325,330)	$(0.26)	$(2,548,974)	$(0.39)
Reconciliation of clearing broker statements	(499,277)	(0.06)	(737,895)	(0.11)
Accrual of expenses	(191,770)	(0.02)	(654,671)	(0.09)
Prepaid expenses	(27,848)	—	1,862	—
Stock-based compensation	(174,013)	(0.02)	—	—
Tax benefit	—	—	423,180	0.06
Depreciation	4,204	—	—	—

As restated	$(3,214,034)	$(0.36)	$(3,516,498)	$(0.53)

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors include, without limitation the Company’s ability to:

•	finance and manage expected growth;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	attract new subscribers while minimizing subscriber attrition;

•	address legal proceeding in a effective manner;

•	the adoption of new, or changes in, accounting principles;

•	the value of our securities positions and our ability to manage the risks attendant thereto;

•	the volume of our market-making activities;

•	the dollar value of securities traded;

•	volatility in the securities markets;

•	the demand for our investment banking and advisory services;

•	investor sentiment;

•	seasonality;

•	our ability to manage personnel, overhead and other expenses;

•	changes in payments for order flow and clearing costs;

•	the changes in senior management and sales, trading and technology professionals;

•	legislative, legal and regulatory changes;

•	regulatory matters;

•	technological changes and events; and

•	competition and market and macroeconomic conditions.

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

Results of Operations

Three Months Ended July 31, 2003 (RESTATED) and 2002 (RESTATED)

The net loss for the three months ended July 31, 2003 was $1,099,907, resulting in a loss per share on a fully diluted basis of $0.11. This compares to a net loss of $1,428,363 and a loss per share of $0.22 on a fully diluted basis for the comparable period in 2002. In the three months ended July 31, 2003, total revenues increased 108.8% to $5,115,132, from $2,449,901 for the comparable period in 2002, primarily related to an increase in trading and commission revenues. This is a result of the Company’s strategic restructuring and the hiring of proven professionals to accomplish its new vision.

Expenses increased 60.1% to $6,202,556 for the three months ended July 31, 2003, up from $3,875,758 in the comparable period in 2002. The increase is directly related to the increased level of trading activity and the restructuring.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue increased 129.0% to $4,602,509 in the three months ended July 31, 2003, from $2,010,065 for the comparable period in 2002. The increase was primarily due to increased trade volumes and the continued implementation of our new business plan, including the additions of highly skilled professionals.

Commissions increased 77.9% to $323,542 for the three months ended July 31, 2003, from $181,881 in the comparable period for 2002. The increase reflects, among other factors, a growth in the Company’s institutional sales business.

Underwriting and investment banking fees decreased 9.0% to $89,975 for the three months ended July 31, 2003, from $98,923 in the comparable period in 2002. This decrease is due to fewer introductory transactions.

Interest and other revenue decreased 37.7% to $99,106 for the three months ended July 31, 2003, from $159,032 in the comparable period for 2002. The additional income in 2002 is primarily related to the Company’s recovery of short swing trading profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Expenses

Employee compensation and benefits expense increased 107.5% to $3,122,351 for the three months ended July 31, 2003, from $1,504,453 in the comparable period in 2002. This increase was due to the increased productivity of traders as well as additions to management and administrative personnel, offset by the compensation payments of $68,269 forfeited by employees during the three months ended July 31, 2003.

Execution and clearance fees increased 49.9% to $1,046,085 in the three months ended July 31, 2003, from $698,008 for the comparable period in 2002, due to the increase in equity trades executed.

Communications and data processing decreased 19.1% to $522,691 in the three months ended July 31, 2003, from $646,066 for the comparable period in 2002, due to management’s curtailment of unnecessary services.

Occupancy and equipment rental expense was $335,734 for the three months ended July 31, 2003, compared to $350,510 for the comparable period in 2002.

Professional fees increased 268.5% to $782,807 in the three months ended July 31, 2003, from $212,416 for the comparable period in 2002. The increase related primarily to the development of new products and to ongoing litigation in connection with the legal matters detailed in our Amended Form 10-K/A for the year ended January 31, 2003.

Business development expense increased 100.6% to $118,267 for the three months ended July 31, 2003, from $58,953 for the comparable period in 2002. The increase reflects management’s efforts to communicate the new capabilities of the Company to the market place.

Depreciation and amortization was $51,059 for the three months ended July 31, 2003, compared to $52,500 for the comparable period in 2002.

Other expenses decreased by 36.6% to $223,562 for the three months ended July 31, 2003, from $352,469 for the comparable period in 2002. This decrease reflects the effect of other expenses being offset by the recovery of certain arbitration costs in 2003.

Six Months Ended July 31, 2003 (RESTATED) and 2002 (RESTATED)

The net loss for the six months ended July 31, 2003 was $3,214,034, resulting in a loss per share on a fully diluted basis of $0.36. This compares to a net loss of $3,516,498 and a loss per share of $0.53 on a fully diluted basis for the comparable period in 2002. In the six months ended July 31, 2003, total revenues increased 64.9% to $7,340,713, from $4,452,723 for the comparable period in 2002, primarily related to an increase in trading and commission revenues. This is a result of the Company’s strategic restructuring and hire of proven professionals to accomplish its new vision.

Expenses increased 32.3% to $10,539,052 for the six months ended July 31, 2003, up from $7,963,443 in the comparable period in 2002. The increase is directly related to the increased level of trading activity and the implementation by new management of its business plan.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue increased 66.0% to $6,322,941 in the six months ended July 31, 2003, from $3,808,589 for the comparable period in 2002. The increase was primarily due increased trade volumes.

Commissions increased 94.9% to $665,637 for the six months ended July 31, 2003, from $341,516 in the comparable period for 2002. The increase reflects a growth, among other factors, in the Company’s institutional sales business.

Underwriting and investment banking fees increased 54.8% to $160,871 for the six months ended July 31, 2003, from $103,924 in the comparable period in 2002. This increase is due to an increase in advisory fees.

Interest and other revenue decreased 3.7% to $191,264 for the six months ended July 31, 2003, from $198,694 in the comparable period for 2002.

Expenses

Employee compensation and benefits expense increased 53.2% to $4,788,787 for the six months ended July 31, 2003, from $3,126,051 in the comparable period in 2002. This increase was due to the increased productivity of traders as well as strategic additions to management and administrative personnel, offset by the compensation payments of $255,769 forfeited by employees during the six months ended July 31, 2003.

Execution and clearance fees increased 47.7% to $1,903,778 in the six months ended July 31, 2003, from $1,288,522 in the comparable period in 2002, due to the increase in equity trades executed.

Communications and data processing decreased 25.6% to $1,055,911 in the six months ended July 31, 2003, from $1,418,848 for the comparable period in 2002, due to management’s curtailment of unnecessary services.

Occupancy and equipment rental expense was $676,988 for the six months ended July 31, 2003, compared to $645,460 for the comparable period in 2002.

Professional fees increased 360.7% to $1,222,632 in the six months ended July 31, 2003, from $265,408 for the comparable period in 2002. This increase relates primarily to the development of new products and to ongoing litigation associated with the matters described in our Amended Form 10-K/A for the year ended January 31, 2003.

Business development expense increased 106.9% to $234,535 for the six months ended July 31, 2003, from $113,370 for the comparable period in 2002. The increase primarily reflects management’s efforts to communicate the new capabilities of the Company to the market place.

Depreciation and amortization expenses decreased 2.3% to $104,167 for the six months ended July 31, 2003 from $106,576 for the comparable period in 2002.

Other expenses decreased 44.7% to $552,254 for the six months ended July 31, 2003 from $999,208 for the comparable period in 2002. The decrease reflects the effect of other expenses being offset by the recovery of certain arbitration costs in 2003.

Liquidity and capital resources

The Company’s restated statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash (principally receivables from brokers and dealers and securities owned ) represent 69% and 59% of total assets at July 31, 2003 and January 31, 2003, respectively. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on Nasdaq, on the OTC Bulletin Board and in the Pink Sheets.

Net cash used in operating activities for the six months ended July 31, 2003, as restated, was $3,645,645 and net cash provided by operating activities for the six months ended July 31, 2002 was $736,823, as restated. Our net cash provided by or used in operating activities is materially impacted by changes in our market-making activities: our long and short securities positions, as well as cash and equity balances at our clearing brokers.

Net cash provided by in investing activities for the six months ended July 31, as restated, was $175,776 in 2003 and $10,360 in 2002. The increase in 2003 was primarily due to the decrease in other investments during the six months ended July 31, 2003.

Net cash provided by financing activities for the six months ended July 31, as restated, was $3,292,339 in 2003, and $297 in 2002. The Company historically financed its operations with existing capital and funds generated from operations. The net increase in 2003 was due to the Company raising additional capital from members of the new management team and other employees in February, 2003 by issuing shares of Common Stock for an aggregate purchase price of $638,753. In addition, as discussed in Note 12 in the Notes to Financial Statements of this Amended Form 10-Q/A, the Company raised $2,417,500 in a private placement that concluded on June 12, 2003.

The Company maintains cash and securities balances at our clearing brokers, SLK and Fiserv, in accordance with our clearing agreements, which are required for us to conduct our operations. We are required to maintain $1,000,000 in cash and securities at SLK and $100,000 in cash at all times. We maintained cash balance at SLK and Fiserv of $3,768,326 and $335,980 at July 31, 2003, and $2,694,796 and $269,603 at January 31, 2003, respectively. We are restricted from using the cash balances at SLK and Fiserv, based on our margin requirements, which are determined based on our securities inventory levels. In addition, we had $508,013 and $508,850 in cash at Bear Stearns, our former clearing broker, at July 31, 2003 and January 31, 2003, respectively, in connection with a NASD arbitration settlement. The cash balance at Bear Stearns is being held subject to the resolution of the arbitration award related to C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc. (see the section entitled “Legal Proceedings”, in Part I, Item 3 of our amended Annual Report on Form 10-K/A for the year ended January 31, 2003), and is not available for use by the Company for any other purpose. The restricted cash above is included in “Receivables from brokers and dealers”.

Loss before income taxes, depreciation and amortization was $1,036,365 and $1,372,974 for the three months ended July 31, 2003 and 2002, respectively. Depreciation expense was $51,059 and $52,500 for the three months ended July 31, 2003 and 2002, respectively.

The Company currently does not have any outstanding bank borrowings or long-term debt, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended. The rule requires the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the Net Capital Rule prohibits a broker-dealer from permitting its “aggregate indebtedness” from exceeding fifteen times its net capital as those terms are defined. On July 31, 2003, the Company’s aggregate indebtedness and net capital were $6,741,164 and $587,072, respectively, a ratio of 11.48 to 1.00.

The Company entered into an NASD approved subordinated loan agreement with Spear, Leeds Kellogg, L.P. dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and the maturity of the subordinated loan was recently extended to August 31, 2005, as discussed in Note 11 in the Notes to Financial Statements of this Form 10-Q/A. The loan is subject to monthly interest payments at the prime rate and is unsecured. Additionally, the Company entered into an NASD approved subordinated loan agreement with two stockholders, Joelle Meyerson and John P. Leighton. The agreement with Meyerson was effective December 10, 2002 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures December 31, 2003. The agreement with Leighton was effective January 14, 2003 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and matures January 31, 2004. The Company does not have any additional debt commitments or long-term debt at July 31, 2003

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of July 31, 2003 are summarized below:

	Payments due in
For the year ended January 31	2004	2005-2006	2007-2008	2009-Thereafter	Total
Operating lease contracts(1)	$510,818	$1,917,518	$1,827,246	$3,128,747	$7,384,329
Guaranteed employment contracts(1)	1,750,000	2,325,000	—	—	4,075,000

Total	$2,260,818	$4,242,518	$1,827,246	$3,128,747	$11,459,329

(1)	See Note 7 to the Consolidated Financial Statements included elsewhere in this document.

Subsequent Events

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

On October 16, 2003, the Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash on October 17, 2003. The Company assumed title of the proceeds from the liquidation in the amount of $1,700,000 on October 17, 2003. This equity contribution added $1,700,000 in cash to the Company’s equity and did not create any liability or require any financial consideration on behalf of the Company. J.S.A. Investment LLC is a limited liability company managed by Joelle A. Meyerson, the spouse of the Company’s founder and former Chief Executive Officer, Martin H. Meyerson.

On October 30, 2003 the Company completed a conversion, with NASD approval, of $1,000,000 in subordinated indebtedness into equity. Pursuant to this conversion, $1,000,000 of subordinated debt was tendered in exchange for the issuance of the Company’s common stock. The $1,000,000 consisted of two loans each with a principal amount of $500,000. The loans were with John P. Leighton, the Company’s Chairman, Chief Executive Officer and President; and Joelle A. Meyerson, the spouse of the Company’s former founder and Chief Executive Officer, Martin H. Meyerson, respectively. As a result of these transactions, the Company’s stockholders’ equity increased by $1,000,000 and its liabilities decreased by $1,000,000.

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

In its November 26, 2003 notice to the Company, the Nasdaq Listing Qualifications Panel (the “Panel”) determined to delist the Company’s securities on the Nasdaq SmallCap Market effective as of December 1, 2003. The Panel’s determination was based, in part, and as a result of the Company’s previously announced discovery of financial misstatements by the Company’s former finance department and the Company’s notice to the marketplace not to rely on the Company’s previously disclosed financial statements until the conclusion of its internal review conducted under the oversight of the Company’s Audit Committee. The overstatement was discovered in the process of the new finance department’s closing of the Company’s financial records for the month of September 2003. Following delisting, the Company’s common stock became quoted in the Pink Sheets. The Company’s common stock will not be eligible to trade on the OTC Bulletin Board until the Company becomes current in all of its periodic filings in compliance with the reporting requirements pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. The Company intends has appealed the decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and filed an appeal on December 11, 2003. However, the appeal did not stay delisting and there is no assurance that the Listing Council will reverse the delisting determination.

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

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We adopted the disclosure provisions of FIN 45 effective January 31, 2003. The adoption of this Interpretation did not have a material impact on our financial statements.

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

The fair value of these securities at July 31, 2003 was $1,801,830 in long positions and $681,075 in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $112,076 loss as of July 31, 2003, due to the offset of losses in long positions with gains in short positions.

Item 4. Controls and Procedures

In connection with the preparation and filing of this amended Quarterly Report on Form 10-Q/A, the Company, under the supervision and with the participation of the Company’s management, including the company’s new Chief Executive Officer (“CEO”) and new Chief Financial Officer (“CFO”) (collectively “the Certifying Officers”), carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 (‘the Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as those controls existed as of September 15, 2003, the date on which the original Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 was filed. As defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, as amended, and the rules and regulations promulgated thereunder. An explanation of the deficiencies and remedies are set forth below. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this amended Annual Report on Form 10-Q/A.

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

The Company’s management, under the oversight of the Audit Committee, launched an internal investigation into the nature, effect and reasons for (including the reasons for the failure of the discovery of) these accounting errors. That investigation was intended to identify the nature and financial statement effects of the misstatements, and the persons, if any, responsible for the accounting errors, to designate and implement remedial measures to address consequences of the errors, and to assess the effectiveness of internal controls. For this purpose the Company’s management hired personnel believed to have the necessary experience and expertise who had no connection to the previous management or accounting personnel of the Company and terminated employees that were involved in activities related to the accounting errors. The Company also engaged other independent accountants, who did not and will not provide audit or review services to the Company, to assist with the investigation of the accounting errors. The Company’s management has held regular meetings since the discovery of the accounting errors. These meetings involved communications with the finance department, management personnel and Ernst & Young LLP and updates to the Board of Directors and Audit Committee members. The Company’s relative small size and single geographical location enable the Company’s management to monitor the progress of the ongoing investigation.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters described in Note 20 to the notes to the financial statements included in Part II, Item 8 of our Amended Annual Report on Form10-K/A, and other proceedings and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management, after consultation with legal counsel, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

For further information on Legal Proceedings, see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Amended Annual Report on Form 10-K/A for the year ended January 31, 2003. Since the filing of our Amended Annual Report on Form 10-K/A on March 8, 2004, and based on management’s review with outside counsel, no material developments have occurred.

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

The Nasdaq

In its November 26, 2003 notice to the Company, the Nasdaq Listing Qualifications Panel (the “Panel”) determined to delist the Company’s securities on the Nasdaq SmallCap Market effective as of December 1, 2003 (refer to disclosures made in Form 8-K filed with the SEC on November 28, 2003). The Panel’s determination was based on, in part, and as a result of the Company’s previously announced discovery of financial misstatements by the Company’s former finance department and the Company’s notice to the marketplace not to rely on the Company’s previously filed financial statements until the conclusion of its internal review conducted under the oversight of the Company’s Audit Committee. The overstatement was discovered during the new finance department’s closing of the Company’s financial records for the month of September 2003. Following delisting from the Nasdaq Small Cap Market, the Company’s common stock became quoted in the Pink Sheets. Since it was not eligible to trade on the OTC Bulletin Board until the Company was current in all of its periodic filings in compliance with the reporting requirements pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and filed an appeal on December 11, 2003. However, the appeal did not stay delisting and there is no assurance that the Listing Council will reverse the delisting determination. In the event the Listing Council does not reverse the Panel’s delisting determination, the Company’s securities would remain quoted in the Pink Sheets until and unless the Company determines to seek relisting on Nasdaq.

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

Item 2. Changes in Securities and Use of Proceeds

On June 12, 2003, the Company completed its private placement in which shares of Common Stock were offered without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement” ). The Private Placement consisted of two tranches: (i) the first tranche began at the end of March 2003 and ended in the first week of April 2003, in which the company raised $955,000 through the issuance of 636,666 shares of Common Stock; and (ii) the second tranche began in mid-May 2003 and concluded on June 12, 2003, in which the Company raised an additional $1,462,500 through the issuance of 974,997 shares of Common Stock. The proceeds were used to increase shareholders’ equity and net capital so that the Company could expand its business.

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

In October 2003, the Company sold in a series of private offerings shares of Company common stock and warrants that were offered without registration and subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Offerings”). The Private Offerings raised $100,000 on October 31, 2003 through the issuance of 28,986 shares of common stock by purchases from the Company’s Chairman and Chief Executive Officer, John P. Leighton. Subsequent to October 31, 2003, the Company raised $2,001,025 through the issuance of 1,000,132 shares of common stock and 5,000 warrants to the Company’s directors and employees, and private investors through February 25, 2004. All of the above proceeds from the issuance of Common Stock and warrants as described in this Item 2 of this Form 10-Q/A were used for the Company’s working capital purposes and to increase the Company’s level of Stockholders’ equity and the Company’s net capital as defined in SEC Rule 15c 3-1.

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

On August 18, 2003 the Registrant filed a Form 8-K announcing the change of its market participation identification symbols.

No financial statements were filed with any of the foregoing reports on Form 8-K.

(b) Exhibits

Exhibit No.		Exhibit

3.3	(ii)	Amended and Restated By-Laws of the Registrant

10.11		Amended and Restated Employment Agreement dated September 2, 2003 by and between M.H. Meyerson & Co., Inc. and John P. Leighton

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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