Form 10-Q
period 2003-10-31
CROWN FINANCIAL GROUP INC
filed 2004-03-09
CIK 913781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

Commission File Number 0-23410

CROWN FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	13-1924455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Washington Boulevard, Jersey City, NJ 07310

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (201) 459-9500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of the date of the filing of this Form 10-Q, we are current with respect to the filing of our Form 10-Q for the quarter ended October 31, 2003. The Company initially delayed filing this report as it was in the process of restating certain of its public reports as a result of the recently discovered financial overstatements as described in this Quarterly Report.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At October 31, 2003 the number of shares outstanding of the Registrant’s Common Stock was: 10,423,463.

Crown Financial Group, Inc.

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended October 31, 2003

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “our” shall mean Crown Financial Group, Inc., f/k/a M.H. Meyerson & Co., Inc., and its consolidated subsidiary.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2003 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Certain Factors Affecting Results of Operations and elsewhere as appropriate. This Quarterly Report on Form 10-Q, including the Statements of Financial Condition and the notes thereto, should be read in its entirety together with the Form 10-K/A for the year ended January 31, 2003, filed with the SEC on March 9, 2004 for a complete understanding.

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

INTRODUCTORY NOTE

This Quarterly Report for the quarter ended October 31, 2003, includes the effect of the restatement of the Company’s financial statements for the years ended January 31, 2003, 2002 and 2001 (see “Restatement of Financial Statements” within Note 2 to the Consolidated Financial Statements) and revisions to disclosure and presentation of the Company’s Consolidated Financial Statements for the three and nine months ended October 31, 2002, to be consistent with the restated financial statements.

The items amended and supplemented are as follows:

Part I, Item 1.	Consolidated Financial Statements

Part I, Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part I, Item 4.	Controls and Procedures

Part II, Item 1.	Legal Proceedings

Part II, Item 2.	Changes in Securities and Use of Proceeds

Part II, Item 4.	Submission of matters to a Vote of Security Holders

Part II, Item 6.	Exhibits and Reports on Form 8-K

DOCUMENTS INCORPORATED BY REFERENCE

None.

However, as this Form 10-Q for the three and nine months ended October 31, 2003 contain restatements of previously issued annual and interim financial information, and numerous significant events have occurred since June 16, 2003, the date of our most recent filing of the Quarterly Report, we urge you to also refer to the Current Reports on Form 8-K, the Amended Annual Report on Form 10-K/A and the Quarterly Reports on Form 10-Q/A filed since January 23, 2003 as listed below.

•	Current Report on Form 8-K filed with the SEC on January 23, 2003

•	Current Report on Form 8-K filed with the SEC on February 19, 2003

•	Current Report on Form 8-K filed with the SEC on June 17, 2003

•	Current Report on Form 8-K/A filed with the SEC on June 27, 2003

•	Current Report on Form 8-K filed with the SEC on August 7, 2003

•	Current Report on Form 8-K filed with the SEC on August 18, 2003

•	Current Report on Form 8-K filed with the SEC on September 17, 2003

•	Current Report on Form 8-K filed with the SEC on October 23, 2003

•	Current Report on Form 8-K filed with the SEC on October 30, 2003

•	Current Report on Form 8-K filed with the SEC on November 5, 2003

•	Current Report on Form 8-K filed with the SEC on November 17, 2003

•	Current Report on Form 8-K filed with the SEC on November 24, 2003

•	Current Report on Form 8-K filed with the SEC on November 28, 2003

•	Current Report on Form 8-K filed with the SEC on December 15, 2003

•	Current Report on Form 8-K filed with the SEC on December 18, 2003

•	Amended Annual Report on Form 10-K/A for the year ended January 31, 2003 filed with the SEC on March 9, 2004

•	Amended Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2003 filed with the SEC on March 9, 2004

•	Amended Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 2003 filed with the SEC on March 9, 2004

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a reduction in the net securities owned/sold and receivable from broker-dealers’ balances in the Statement of Financial Condition of $1,194,025 as at January 31, 2003. In the Statements of Operations for the three months and nine months ended October 31, 2002, this adjustment has led to net movements in trading revenues, commissions, clearing costs and other trading expenses consisting of an aggregate increase of $62,325 ($0.01 per share) and an aggregate decrease of $675,570 ($0.10 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $799,294 as at January 31, 2003. The adjustments for the three and nine months ended October 31, 2002 decreased expenses by $240,854 ($0.04 per share) and increased expenses by $413,817 ($0.06 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $86,123 at January 31, 2003. The total adjustment in expenses amortized to the statement of operations for the three and nine months ended October 31, 2002, is an increase in expenses of $48,456 ($0.01 per share) and $46,593 ($0.01 per share), respectively.

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

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. There were no adjustments for the three and nine months ended October 31, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three and nine months ended October 31, 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. The write-down of a tax receivable balance was reclassified from income tax expense to other expenses. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income.

None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three and nine months ended October 31, 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at January 31, 2003, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share, that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This adjustment has been reflected in the Statements of Operations for the nine months October 31, 2002, and in the year ended January 31, 2002.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as of January 31, 2003 and 2002.

c)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 25,000 shares to the total shares of common stock outstanding as at January 31, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended October 31, 2002
	Net loss	Net loss per share
As previously reported	$(1,953,551)	$(0.30)
Reconciliation of clearing broker statements	62,325	0.01
Accrual of expenses	240,854	0.04
Prepaid expenses	(48,456)	(0.01)

As restated	$(1,698,828)	$(0.26)

	For the nine months ended October 31, 2002
	Net loss	Net loss per share
As previously reported	$(4,502,526)	$(0.68)
Reconciliation of clearing broker statements	(675,570)	(0.10)
Accrual of expenses	(413,817)	(0.06)
Prepaid expenses	(46,593)	(0.01)
Tax benefit	423,180	0.06

As restated	$(5,215,326)	$(0.79)

The impact on the Statements of Operations, Statements of Financial Condition and Statements of Cash Flows, as a result of the above adjustments, is illustrated on a condensed basis below. Also see Note 2 in notes to the Consolidated Financial Statements. The amounts previously reported are derived from the original Form 10-Q for the quarter ended October 31, 2002, as well as the original Form 10-K for the year ended January 31, 2003:

	For the three months ended October 31, 2002		For the nine months ended October 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Operations:

Total revenues	$1,949,844	$2,169,218	$7,474,905	$6,621,941

Total expenses	3,903,395	3,864,832	11,553,927	11,828,275

Net loss	$(1,953,551)	$(1,698,828)	$(4,502,526)	$(5,215,326)

Basic earnings per share	$(0.30)	$(0.26)	$(0.68)	$(0.79)

Diluted earnings per share	$(0.30)	$(0.26)	$(0.68)	$(0.79)

Shares used in basic earnings per share calculation	6,606,818	6,606,964	6,606,818	6,606,819

Shares used in diluted earnings per share calculation	6,606,818	6,606,964	6,606,818	6,606,819

	January 31, 2003
	Amounts previously reported	As restated
Statements of Financial Condition:

Total assets	$10,520,816	$9,063,178

Total liabilities	8,821,170	9,625,349

Total stockholders’ equity	1,699,646	(562,171)

Total liabilities and stockholders’ equity	$10,520,816	$9,063,178

	For the nine months ended October 31, 2002
	Amounts previously reported	As restated
Statements of Cash Flows:

Net cash used in operating activities	$(748,768)	$(765,262)

Net cash provided by financing activities	297	297

Net cash provided by investing activities	7,860	24,354

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CROWN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	October 31, 2003	January 31, 2003
		(restated)
Assets
Cash and cash equivalents	$1,771,486	$961,465
Deposit with and receivables from brokers and dealers	4,578,222	3,473,248
Securities owned, held at clearing brokers, at market value	1,902,725	1,128,631
Other investments	274,435	778,597
Furniture, equipment, capitalized software and leasehold improvements, net of accumulated depreciation and amortization	1,417,603	632,334
Receivables from trading personnel	397,834	730,139
Insurance recovery	1,000,000	1,000,000
Income taxes	11,277	24,669
Other assets	351,866	334,095

Total assets	$11,705,448	$9,063,178

Liabilities and Stockholders’ Equity
Liabilities:
Securities sold but not yet purchased	$767,226	$222,663
Accrued compensation expense	478,211	254,682
Accrued NASD arbitration awards	5,000,000	5,000,000
Accounts payable and accrued expenses	1,485,272	1,148,004

Total liabilities	7,730,709	6,625,349

Commitments and contingent liabilities

Subordinated loans	2,000,000	3,000,000

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 10,423,463 shares issued and outstanding at October 31, 2003 and 7,556,964 shares issued and outstanding at January 31, 2003, as restated	104,235	75,570
Treasury stock, at cost	(200,000)	—
Unearned compensation	(93,360)	(97,071)
Notes receivable from stock issuance	—	(200,000)
Additional paid-in capital	23,376,332	16,872,876
Accumulated deficit	(21,212,468)	(17,213,546)

Total stockholders’ equity	1,974,739	(562,171)

Total liabilities and stockholders’ equity	$11,705,448	$9,063,178

See accompanying notes which are an integral part of these consolidated financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,
	2003	2002	2003	2002
		(restated)		(restated)
Revenues
Net trading revenues	$5,235,371	$1,671,570	$11,558,311	$5,480,159
Commissions	308,214	280,822	973,851	622,338
Underwriting and investment banking fees	74,017	122,973	234,889	226,896
Interest and other	86,436	93,853	277,699	292,548

Total revenues	5,704,038	2,169,218	13,044,750	6,621,941

Expenses
Employee compensation and benefits	3,163,624	1,532,423	7,952,412	4,658,474
Execution and clearance fees	1,012,019	682,662	2,915,796	1,971,184
Communications and data processing	588,815	487,116	1,644,726	1,905,964
Occupancy and equipment rentals	341,443	355,590	1,018,431	1,001,049
Professional fees	523,532	270,015	1,746,164	535,423
Business development	163,590	106,035	398,125	219,405
Depreciation and amortization	54,556	52,500	158,724	159,076
Other expenses	633,026	378,491	1,185,279	1,377,700

Total expenses	6,480,605	3,864,832	17,019,657	11,828,275

Loss before income taxes	(776,567)	(1,695,614)	(3,974,907)	(5,206,334)
Income tax expense	8,320	3,214	24,015	8,992

Net loss	$(784,887)	$(1,698,828)	$(3,998,922)	$(5,215,326)

Basic earnings per share	$(0.08)	$(0.26)	$(0.43)	$(0.79)

Diluted earnings per share	$(0.08)	$(0.26)	$(0.43)	$(0.79)

Shares used in basic earnings per share calculation	9,955,182	6,606,964	9,264,864	6,606,819

Shares used in diluted earnings per share calculation	9,955,182	6,606,964	9,264,864	6,606,819

See accompanying notes which are an integral part of these consolidated financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Treasury Stock	Unearned Compensation	Notes Receivable From Stock Issuance	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount

Balances at January 31, 2003, as restated	7,556,964	$75,570	$-	$(97,071)	$(200,000)	$16,872,876	$(17,213,546)	$(562,171)
Net loss	—	—	—	—	—	—	(3,998,922)	(3,998,922)
Shares repurchased as treasury stock	—	—	(200,000)	—	200,000	—	—	—
Options granted to employees	—	—	—	(98,755)	—	127,320	—	28,565
Options granted to consultants	—	—	—	(63,250)	—	67,500	—	4,250
Amortization of unearned Compensation	—	—	—	165,716	—	—	—	165,716
Options exercised	271,456	2,715	—	—	—	353,936	—	356,651
Subordinated debt converted to common shares	366,838	3,668	—	—	—	996,332	—	1,000,000
Cash contribution to equity	—	—	—	—	—	1,830,000	—	1,830,000
Shares issued	2,228,205	22,282	—	—	—	3,128,368	—	3,150,650

Balances at October 31, 2003	10,423,463	$104,235	$(200,000)	$(93,360)	$—	$23,376,332	$(21,212,468)	$1,974,739

See accompanying notes which are an integral part of these consolidated financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended October 31,
	2003	2002
		(restated)
Cash flows from operating activities
Net loss	$(3,998,922)	$(5,215,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,724	159,076
Compensation and consulting expense on options granted	198,531	—
Change in assets and liabilities
(Increase) decrease in assets:
Receivable from brokers and dealers	(1,104,974)	535,109
Securities owned, held at clearing brokers, at market value	(774,094)	2,995,305
Receivables from trading personnel	332,305	(609,366)
Income tax receivable	13,392	2,410,923
Other assets	(17,771)	382,080
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	544,563	(644,053)
Payable to brokers and dealers	—	(166,864)
Accrued compensation expense	223,528	(460,494)
Accounts payable, accrued expenses and other liabilities	337,267	(151,652)

Net cash used in operating activities	(4,087,451)	(765,262)

Cash flows from investing activities
Other investments	504,162	23,994
Purchase of furniture, equipment and capitalized software	(943,993)	360

Net cash (used in) provided by investing activities	(439,831)	24,354

Cash flows from financing activities
Net proceeds from sale of common stock	3,150,650	—
Net proceeds from exercise of stock options	356,653	297
Cash contribution	1,830,000	—

Net cash provided by financing activities	5,337,303	297

Net increase (decrease) in cash and cash equivalents	810,021	(740,611)
Cash and cash equivalents at beginning of period	961,465	851,343

Cash and cash equivalents at end of period	$1,771,486	$110,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$87,536	$64,458

Cash paid for income taxes	$21,235	$—

See accompanying notes which are an integral part of these financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2003

(unaudited)

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

During the nine months ended October 31, 2003, this new management team has implemented and will continue to implement steps to create a dynamic, innovative and service-oriented liquidity provider. To effectuate this transformation further, the Company began doing business as Crown Financial Group on April 9, 2003. The Company believes its greatest opportunity, as a service oriented liquidity provider, is to implement innovative technologies across equities, market-making, institutional and broker dealer sales and trading.

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a reduction in the net securities owned/sold and receivable from broker-dealers’ balances in the Statement of Financial Condition of $1,194,025 as at January 31, 2003. In the Statements of Operations for the three months and nine months ended October 31, 2002, this adjustment has led to net movements in trading revenues, commissions, clearing costs and other trading expenses consisting of an aggregate increase of $62,325 ($0.01 per share) and an aggregate decrease of $675,570 ($0.10 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $799,294 as at January 31, 2003. The adjustments for the three and nine months ended October 31, 2002 decreased expenses by $240,854 ($0.04 per share) and increased expenses by $413,817 ($0.06 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $86,123 at January 31, 2003. The total adjustment in expenses amortized to the statement of operations for the three and nine months ended October 31, 2002, is an increase in expenses of $48,456 ($0.01 per share) and $46,593 ($0.01 per share), respectively.

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

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. There were no adjustments for the three and nine months ended October 31, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three and nine months ended October 31, 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. The write-down of a tax receivable balance was reclassified from income tax expense to other expenses. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three and nine months ended October 31, 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at January 31, 2003, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share, that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This adjustment has been reflected in the Statements of Operations for the nine months ended October 31, 2002, and in the year ended January 31, 2002.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as at January 31, 2003 and 2002.

c)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 25,000 shares to the total shares of common stock outstanding as at January 31, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended October 31, 2002
	Net loss	Net loss per share
As previously reported	$(1,953,551)	$(0.30)
Reconciliation of clearing broker statements	62,325	0.01
Accrual of expenses	240,854	0.04
Prepaid expenses	(48,456)	(0.01)

As restated	$(1,698,828)	$(0.26)

	For the nine months ended October 31, 2002
	Net loss	Net loss per share
As previously reported	$(4,502,526)	$(0.68)
Reconciliation of clearing broker statements	(675,570)	(0.10)
Accrual of expenses	(413,817)	(0.06)
Prepaid expenses	(46,593)	(0.01)
Tax benefit	423,180	0.06

As restated	$(5,215,326)	$(0.79)

The impact on the Statements of Operations, Statements of Financial Condition and Statements of Cash Flows, as a result of the above adjustments, is as follows. The amounts previously reported are derived from the original Form 10-K for the year ended January 31, 2003, as well as the original Form 10-Q for the quarter ended October 31, 2002. The Company also reclassified certain prior year financial statement amounts to conform to the current year presentation.

	For the three months ended October 31, 2002		For the nine months ended October 31, 2002
	Amounts previously reported	As restated	Amounts previously reported	As restated
Statements of Operations:

Revenues
Net trading revenues	$1,616,809	$1,671,570	$6,575,269	$5,480,159
Commissions	197,048	280,822	563,164	622,338
Underwriting and investment banking fees	—	122,973	—	226,896
Interest and other	135,987	93,853	336,472	292,548

Total revenues	1,949,844	2,169,218	7,474,905	6,621,941

Expenses
Employee compensation and benefits	1,540,565	1,532,423	4,671,910	4,658,474
Execution and clearance charges	383,683	682,662	1,660,443	1,971,184
Communications and data processing	—	487,116	—	1,905,964
Occupancy and equipment rentals	671,184	355,590	1,772,835	1,001,049
Professional fees	276,517	270,015	643,427	535,423
Business development	—	106,035	—	219,405
Depreciation and amortization	—	52,500	—	159,076
Other expenses	1,031,446	378,491	2,805,312	1,377,700

Total expenses	3,903,395	3,864,832	11,553,927	11,828,275

Loss before income taxes	(1,953,551)	(1,695,614)	(4,079,022)	(5,206,334)
Income tax expense	—	3,214	423,504	8,992

Net loss	$(1,953,551)	$(1,698,828)	$(4,502,526)	$(5,215,326)

Basic earnings per share	$(0.30)	$(0.26)	$(0.68)	$(0.79)

Diluted earnings per share	$(0.30)	$(0.26)	$(0.68)	$(0.79)

Shares used in basic earnings per share calculation	6,608,818	6,606,964	6,606,818	6,606,819

Shares used in diluted earnings per share calculation	6,606,818	6,606,964	6,606,818	6,606,819

	January 31, 2003
	Amounts previously reported	As restated
Statements of Financial Condition:

Assets
Cash and cash equivalents	$961,465	$961,465
Deposit with and receivables from brokers and dealers	4,152,243	3,473,248
Securities owned, held at clearing brokers, at market value	1,302,826	1,128,631
Other investments	562,969	778,597
Furniture, equipment, capitalized software and leasehold improvements, net of accumulated depreciation and amortization	840,962	632,334
Receivables from trading and sales personnel	—	730,139
Insurance recovery	—	1,000,000
Income taxes	—	24,669
Other assets	2,700,351	334,095

Total assets	$10,520,816	$9,063,178

Liabilities and Stockholders’ Equity
Securities sold but not yet purchased	$217,777	$222,663
Accrued compensation expense	254,683	254,682
Accrued NASD arbitration award	5,000,000	5,000,000
Accounts payable and accrued expenses	348,710	1,148,004

Total liabilities	5,821,170	6,625,349

Commitments and contingent liabilities

Subordinated loans	3,000,000	3,000,000

Stockholders’ equity:

Common stock, $0.01 par value, 25,000,000 shares authorized; 10,423,463 shares issued and outstanding at October 31, 2003 and 7,556,964 shares issued and outstanding at January 31, 2003, as restated	75,320	75,570
Unearned compensation	—	(97,071)
Notes receivable from stock issuance	—	(200,000)
Additional paid-in capital	12,223,933	16,872,876

Accumulated deficit	(10,599,607)	(17,213,546)

Total stockholders’ equity	1,699,646	(562,171)

Total liabilities and stockholders’ equity	$10,520,816	$9,063,178

	For the nine months ended October 31, 2002
	Amounts previously reported	As restated
Statements of Cash Flows:

Net cash used in operating activities	$(748,768)	$(765,262)

Net cash provided by financing activities	297	297

Net cash provided by investing activities	7,860	24,354

3. Summary of Significant Accounting Policies

Basis and form of presentation

The accompanying unaudited restated financial statements include the accounts of the Company and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited restated financial statements should be read in conjunction with the restated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended January 31, 2003 as filed with the SEC on March 9, 2004.

Certain prior period amounts have been recast to conform to the current year presentation.

Cash and cash equivalents

Cash and cash equivalents represent demand deposit accounts at banks.

Capitalized software

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use . Unamortized capitalized software development costs of $572,138 are carried in furniture, equipment, capitalized software and leasehold improvements in the Statement of Financial Condition as of October 31, 2003. Capitalized software in service is amortized over its estimated useful life of three years.

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

Estimated fair value of financial instruments

The Company’s securities owned and securities sold but not yet purchased are carried at market value, which is estimated using market quotations available from major securities exchanges and clearing brokers. Management estimates that the fair values of other financial instruments recognized on the Statements of Financial Condition (including receivables, payables and accrued expenses) approximate their carrying values.

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

At October 31, 2003 the Company had a Federal net operating loss carryforward of approximately $ 16,000,000. The Federal net operating loss begins to expire in the fiscal year ended in 2022 and expires completely in the fiscal year ended 2023.

In addition, the Company has state net operating loss carryforwards. The state net operating loss carryforwards range by jurisdiction up to approximately $ 22,500,000. These state net operating loss carryforwards expire between fiscal years ended in 2009 and 2010.

Please note that the deferred tax asset is subject to a 100% valuation allowance. Pursuant to SFAS No. 109, as management does not believe that it is more likely than not to realize the benefit of such assets, the deferred tax asset is subject to the valuation allowance.

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	For the three months ended October 31, 2003	For the nine months ended October 31, 2003
U.S. federal statutory income tax rate	35.0%	35.0%
Valuation allowance	(34.7)%	(34.7)%
Other	(0.5)%	(0.5)%

Effective income tax (benefit) rate	(0.2)%	(0.2)%

Stock-Based Compensation

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 7,000,000 shares of Common Stock. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded only to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period).

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

	For the three months ended October 31,
	2003	2002
Risk free interest rate	2.84%	2.77%
Weighted average expected life of options (years)	4.00	4.00
Expected volatility of Company’s common stock	170%	168%
Expected dividends	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS 123:

	For the three months ended October 31,		For the nine months ended October 31,
	2003	2002	2003	2002
		(restated)		(restated)
Net loss as reported	$(784,887)	$(1,698,828)	(3,998,922)	$(5,215,326)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(205,189)	(10,269)	(385,553)	(10,269)
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards	24,518	—	198,531	—

Pro forma net loss	$(965,558)	$(1,709,097)	$(4,185,944)	$(5,225,595)

Loss per share:
Basic and diluted net loss per share as reported	$(0.08)	$(0.26)	$(0.43)	$(0.79)
Basic and diluted net loss per share pro forma	$(0.10)	$(0.26)	$(0.45)	$(0.79)

The weighted average fair value of the stock options granted was $2.45 and $0.23 for the three months ended October 31, 2003 and 2002, and $2.34 and $0.23 for the nine months ended October 31, 2003 and 2002, respectively.

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

4. Securities Owned and Securities Sold But Not Yet Purchased

Securities owned and securities sold, not yet purchased are carried at market value and consist of the following:

	October 31, 2003	January 31, 2003
		(restated)
Securities owned:
Equities	$1,879,728	$1,098,819
State and Municipal Obligations	20,504	27,325
Other	2,493	2,487

	$1,902,725	$1,128,631

Securities sold but not yet purchased:
Equities	$767,226	$222,663

5. Deposits with and Receivables from Brokers and Dealers

Amounts receivable from brokers and dealers consist of the following:

	October 31, 2003	January 31, 2003
		(restated)
Receivables:
Clearing brokers	$4,069,372	$2,964,398
Other	508,850	508,850

	$4,578,222	$3,473,248

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

6. Significant Customers

The Company considers significant customers to be customers who account for 10% or more of the total trades by the Company during the period. The Company had two such significant customers accounting for 25% and 12% of the total trades, respectively during the quarter ended October 31, 2003. These two customers accounted for 23% and 13% of the total trades for the nine months ended October 31, 2003.

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

The Company leases office space under noncancelable operating leases. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. Rental expense under the office leases was $240,340 and $217,608 for the three months ended October 31, 2003 and 2002, respectively. For the nine months ended October 31, 2003 and 2002, rental expense was $680,228 and $652,823 respectively.

The Company leases certain computer and other equipment under noncancelable operating leases. As of October 31, 2003, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows :

	Office Leases	Other Obligations	Total
Three months ended January 31, 2004	$249,953	$34,296	$284,249
Year ended January 31, 2005	958,090	137,186	1,095,276
Year ended January 31, 2006	884,450	11,432	895,882
Year ended January 31, 2007	905,946	—	905,946
Year ended January 31, 2008	921,300	—	921,300
Thereafter through July 31, 2011	3,128,747	—	3,128,747

	$7,048,486	$182,914	$7,231,400

In addition, the Company has entered into guaranteed employment contracts with certain of its employees of approximately $1,750,000 for the year ended January 31, 2004, $1,650,000 for the year ended January 31, 2005 and $675,000 for the year ended January 31, 2006. During the year ended January 31, 2004, these employees forfeited $557,853 of compensation payments.

8. Earnings per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended October 31, 2003 and 2002:

	For the three months ended October 31,
	2003		2002
	Numerator/ net loss	Denominator/ shares	Numerator/ net loss (restated)	Denominator/ shares (restated)
Loss and shares used in basic calculations	$(784,887)	9,955,182	$(1,698,828)	6,606,964
Effect of dilutive stock based awards	—	—	—	—
Loss and shares used in diluted calculations	$(784,887)	9,955,182	$(1,698,828)	6,606,964
Basic earnings per share		$(0.08)		$(0.26)
Diluted earnings per share		$(0.08)		$(0.26)

	For the nine months ended October 31,
	2003		2002
	Numerator/ net loss	Denominator/ shares	Numerator/ net loss (restated)	Denominator/ shares (restated)
Loss and shares used in basic calculations	$(3,998,922)	9,264,864	$(5,215,326)	6,606,819
Effect of dilutive stock based awards	—	—	—	—
Loss and shares used in diluted calculations	$(3,998,922)	9,264,864	$(5,215,326)	6,606,819
Basic earnings per share		$(0.43)		$(0.79)
Diluted earnings per share		$(0.43)		$(0.79)

At October 31, 2003 and 2002, respectively, 5,416,727 and 1,728,947 stock options were outstanding but were considered anti-dilutive and were properly excluded from the calculation of weighted average shares for diluted EPS.

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

10. Net Capital Requirements

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At October 31, 2003, the Company had net capital of $1,367,292, which was $367,292 in excess of its minimum net capital requirement of $1,000,000.

11. Related Parties

The Company has retained an interest in ViewTrade of approximately 15% through ViewTrade’s acquisition of the Company’s former subsidiary, EMeyerson.com, Inc . This investment is $104,474 as at October 31, 2003 and January 31, 2003 and is included in ‘Other Investments’ in the Consolidated Statements of Financial Condition. Licensing fees for use of software provided by ViewTrade was $23,370 and $40,727 for the three and nine months ended October 31, 2003, respectively and is included in ‘Communications and Data Processing’ in the Consolidated Statement of Operations. ViewTrade subleases space from the Company which resulted in sublease income of $48,703 and $81,272 for the three months ended October 31, 2003 and 2002, respectively and $165,608 and $170,505 for the nine months ended October 31, 2003 and 2002, respectively. This income is included in ‘Other Income’ in the Consolidated Statements of Operations.

12. Significant Transactions

The Company established the 2003 Equity Incentive Plan (the “Plan”) approved by the Board of Directors on March 31, 2003, with amendments approved on September 3, 2003, and final approval granted by shareholders at the Annual Meeting on October 16,2003, to provide employees, non-employees and independent contractors incentives to increase their proprietary interest in the Company’s business. The Plan is administered by a committee established by the Company’s Board of Directors, and allow for the grant of ‘incentive stock options’ and nonqualified options to those selected by the committee in its sole discretion. It is the Company’s policy to grant options for the purchase of shares of Common Stock at or about fair market value, which the Plan defines as a default of the average of the high and low closing price of Common Stock of the five trading days prior to the grant date. Options and awards generally vest over a defined period and expire on the fifth anniversary of the grant date, pursuant to the terms of the option agreement. The Company has the right to fully vest employees in their option grants upon retirement. The Company granted 3,521,117 options under this Plan on October 27, 2003.

On October 16, 2003, the Company’s shareholders approved a change in our corporate name to Crown Financial Group, Inc.

On October 16, 2003, the Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash on October 17, 2003. The registrant assumed title of the proceeds from the liquidation in the amount of $1.7 million on October 17, 2003. This equity contribution added $1.7 million cash to the Company’s equity and did not create any liability or require any financial consideration on behalf of the registrant. J.S.A. Investment LLC is a limited liability company managed by Joelle A. Meyerson, the spouse of the Company’s founder and former Chief Executive Officer, Martin H. Meyerson.

On October 30, 2003 the Company completed a conversion, with NASD approval, of $1,000,000 in subordinated indebtedness into equity. Pursuant to this conversion, $1,000,000 of subordinated debt was tendered in exchange for the issuance of registrant’s common stock. The $1,000,000 consisted of two loans each with a principal amount of $500,000. The loans were with John P. Leighton, the Company’s Chairman, Chief Executive Officer and President; and Joelle A. Meyerson, the spouse of the Company’s former founder and Chief Executive Officer, Martin H. Meyerson, respectively. As a result of these transactions, the Company’s stockholders’ equity increased by $1,000,000 and its liabilities decreased by $1,000,000.

Commencing in October 2003, the Company sold in a series of private offerings shares of Company common stock that were offered without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). The Private Placement raised $100,000 in October 31, 2003 through the issuance of 28,986 shares of common stock by purchases from the Company’s Chairman and Chief Executive Officer, John P. Leighton.

Certain members of the Company’s management agreed to forgo salary. Total salary forfeitures during the three and nine months ended October 31, 2003 was $137,500 and $393,269, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion of the Company’s financial condition and results of operations has been revised to reflect the restatement. In addition, the Company updated its disclosure with respect to recently issued accounting standards and critical accounting policies, and revised quantitative and qualitative disclosures about market risk The following discussion should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q as well as the amended Annual Report on Form 10-K/A.

RESTATEMENT OF 2003, 2002 and 2001 FINANCIAL STATEMENTS

We have restated our financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003.

As discussed in Note 2 of Notes to restated Consolidated Financial Statements included elsewhere in the Quarterly Report, set forth below are the principal restatement adjustments included in the restatement of the previously issued financial statements:

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

Each of the restatement adjustments are described further below:

Adjustments to clearing broker balances:

As a result of errors and omissions in the reconciliation of the Company’s accounting records to the statements from dealers and clearing brokers, amounts reflected as revenues and net securities owned were overstated and trading accounts were double counted. The restatement has led to a reduction in the net securities owned/sold and receivable from broker-dealers’ balances in the Statement of Financial Condition of $1,194,025 as at January 31, 2003. In the Statements of Operations for the three and nine months ended October 31, 2002, this adjustment has led to net movements in trading revenues, commissions, clearing costs and other trading expenses consisting of an aggregate increase of $62,325 ($0.01 per share) and an aggregate decrease of $675,570 ($0.10 per share), respectively.

Adjustments to expenses and accruals:

The Company determined that accruals for certain expenses were not recorded on a timely basis and that certain expenses were recognized when paid, as opposed to when incurred. As a result the affected expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to accrue the expenses and related liabilities in the correct periods. These restatements have led to an increase in accrued expenses of $799,294 as at January 31, 2003. The adjustments for the three and nine months ended October 31, 2002 decreased expenses by $240,854 ($0.04 per share) and increased expenses by $413,817 ($0.06 per share), respectively.

Adjustments to prepaid expenses:

In connection with its review of the accrual of expenses, the Company also discovered that prepaid expenses were incorrectly recorded and amortized, as a result of which those expenses were recognized in the results of operations in the wrong periods. The financial statements have been restated to amortize the prepaid expenses to the correct periods. These restatements have led to an increase in prepaid expenses of $86,123 at January 31, 2003. The total adjustment in expenses amortized to the statement of operations for the three and nine months ended October 31, 2002, is an increase in expenses of $48,456 ($0.01 per share) and $46,593 ($0.01 per share), respectively.

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

Adjustments to compensation and consulting expense due to issuance of stock options:

As part of the review performed by the new finance department during October 2003, it was discovered that compensation expense was not properly recognized for certain stock options granted to employees and consultants. The Company determined that in prior periods, stock options were granted to employees below fair market value and that there were repricings of existing stock options, both of which resulted in adjustments to stock compensation expense as permitted under the relevant provisions of Accounting Principles Board Opinion No. 25 (which the Company uses for accounting for employee and director stock options and awards as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123). In addition, stock options were also granted to consultants without recognizing the corresponding consulting cost as required by SFAS No. 123, which required additional adjustments. There were no adjustments for the three and nine months ended October 31, 2002.

Adjustments to various classifications within the Statements of Operations and the Statements of Financial Condition:

The Company determined that errors were made in the classification of certain expenses within the line items within the Statements of Operations for the three and nine months ended October 31, 2002. These misclassifications have been corrected for all periods presented. Employee benefits such as medical insurance were reclassified from other expenses to employee compensation and benefits. Execution and clearance fees originally classified within net trading revenues and commissions have been reclassified to execution and clearance fees. The write-down of a tax receivable balance was reclassified from income tax expense to other expenses. Reclassifications of expenses were also required between execution and clearance fees, and communications and data processing. Income from the sub-lease of office space has been reclassified from occupancy and equipment rental to interest and other income, and interest income has been reclassified from net trading revenues to interest and other income. None of the reclassifications had any impact on the Company’s net loss or net loss per share for the three and nine months ended October 31, 2002. There were also certain errors in the classification of assets within the Statements of Financial Condition at January 31, 2003, resulting in reclassifications between other assets and various other asset line items. Such reclassifications had no effect on the Company’s total stockholders’ equity.

Other adjustments:

A number of other adjustments to the Company’s previously filed financial statements are also necessary, most notably:

a)	The Company discovered a reduction to the tax benefit recorded for the year ended January 31, 2002 of $423,180 or $0.06 per share, that was originally recorded in the quarter ended April 30, 2002 instead of in the year ended January 31, 2002. This adjustment has been reflected in the Statements of Operations for the six months ended July 31, 2002, and in the year ended January 31, 2002.

b)	The Company issued 50,000 shares of stock to the Vice-President of Operations on February 1, 2000 in exchange for a non-recourse loan in the amount of $200,000. This loan was originally included in receivables from trading and sales personnel, but has been reclassified to stockholders’ equity (contra-equity) as at January 31, 2003 and 2002.

c)	As part of the reconciling process performed by the Company on the clearing broker statements, the number of outstanding shares as per the accounting records was reconciled to the transfer agent, resulting in an increase of 25,000 shares to the total shares of common stock outstanding as at January 31, 2003.

The following summarizes the effect of these adjustments on the previously reported net loss and net loss per share:

	For the three months ended October 31, 2002
	Net loss	Net loss per share
As previously reported	$(1,953,551)	$(0.30)
Reconciliation of clearing broker statements	62,325	0.01
Accrual of expenses	240,854	0.04
Prepaid expenses	(48,456)	(0.01)

As restated	$(1,698,828)	$(0.26)

	For the nine months ended October 31, 2002
	Net loss	Net loss per share
As previously reported	$(4,502,526)	$(0.68)
Reconciliation of clearing broker statements	(675,570)	(0.10)
Accrual of expenses	(413,817)	(0.06)
Prepaid expenses	(46,593)	(0.01)
Tax benefit	423,180	0.06

As restated	$(5,215,326)	$(0.79)

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

Results of Operations

Three Months Ended October 31, 2003 and 2002 (RESTATED)

The net loss for the three months ended October 31, 2003 was $784,887, resulting in a loss per share on a fully diluted basis of $0.08. This compares to a net loss of $1,698,828 and a loss per share of $0.26 on a fully diluted basis for the comparable period in 2002. In the three months ended October 31, 2003, total revenues increased 163.0% to $5,704,038 from $2,169,218 for the comparable period in 2002, primarily due to an increase in trading and commission revenues. This is a result of the Company’s strategic restructuring and the hiring of experienced professionals to accomplish its new vision.

Expenses increased 67.7% in the three months ended October 31, 2003 to $6,480,605 from $3,864,832 in the comparable period in 2002. The increase is directly related to the increased level of trading activity and the restructuring.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue increased 213.2% to $5,235,371 in the three months ended October 31, 2003, from $1,671,570 for the comparable period in 2002. The increase was primarily due to the continued implementation of our new business plan, including the additions of highly skilled professionals.

Commissions increased 9.8% to $308,214 for the three months ended October 31, 2003, from $280,822 in the comparable period for 2002. The increase reflects a growth in the Company’s sales business.

Underwriting and investment banking fees decreased 39.8% to $74,017 for the three months ended October 31, 2003, from $122,973 in the comparable period in 2002. This decrease is due to fewer investment banking introductory fees.

Interest and other revenues decreased 7.9% to $86,436 for the three months ended October 31, 2003, from $93,853 in the comparable period for 2002.

Expenses

Employee compensation and benefits expense increased 106.4% to $3,163,624 for the three months ended October 31, 2003, from $1,532,423 in the comparable period in 2002. This increase was due to the increased productivity of traders as well as additions to management and administrative personnel, offset by the compensation payments of $137,500 forfeited by employees during the three months ended October 31, 2003.

Execution and clearance fees increased 48.2% to $1,012,019 in the three months ended October 31, 2003, from $682,662 for the comparable period in 2002, due to the increase in equity trades executed.

Communications and data processing increased 20.9% to $588,815 in the three months ended October 31, 2003, from $487,116 for the comparable period in 2002, due to increased headcount and increased trade volumes

Occupancy and equipment rental expense decreased to 4.0% to $341,443 for the three months ended October 31, 2003, compared to $355,590 for the comparable period in 2002.

Professional fees increased 93.9% to $523,532 in the three months ended October 31, 2003, from $270,015 for the comparable period in 2002. The increase related primarily to the development of new products and to ongoing litigation in connection with the legal matters detailed in our Amended Form 10-K/A for the year ended January 31, 2003.

Business development expense increased 54.3% to $163,590 for the three months ended October 31, 2003, from $106,035 for the comparable period in 2002. The increase reflects management’s efforts to communicate the new capabilities of the Company to the market place.

Depreciation and amortization was $54,556 for the three months ended October 31, 2003, compared to $52,500 for the comparable period in 2002.

Other expenses increased 67.2% to $633,026 for the three months ended October 31, 2003, from $378,491 for the comparable period in 2002. The increase is primarily related to a settlement with the NASD related to alleged rule violations and an increase in software licensing fees in connection with the development of technology-based trading solutions.

Nine Months Ended October 31, 2003 and 2002 (RESTATED)

The net loss for the nine months ended October 31, 2003 was $3,998,922, resulting in a loss per share on a fully diluted basis of $0.43. This compares to a net loss of $5,215,326 and a loss per share of $0.79 on a fully diluted basis for the comparable period in 2002. In the nine months ended October 31, 2003, total revenues increased 97.0% to $13,044,750 from $6,621,941 for the comparable period in 2002, due to an increase in trading and commission revenues. This is a result of the Company’s strategic restructuring and hire of proven professionals to accomplish its new vision.

Expenses increased 43.9% in the nine months ended October 31, 2003 to $17,019,657 from $11,828,275 in the comparable period in 2002. The increase is directly related to the increased level of trading activity and professional fees.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue increased 110.9% to $11,558,311 in the nine months ended October 31, 2003, from $5,480,159 for the comparable period in 2002. The increase was primarily due to increased trade volumes due to an improved marketplace, and the implementation of our new business plan, including the additions of skilled professionals.

Commissions increased 56.5% to $973,851 for the nine months ended October 31, 2003, from $622,338 in the comparable period for 2002. The increase reflects a growth in the Company’s institutional sales business, improved market conditions and customers selecting agency transactions instead of net trading.

Underwriting and investment banking fees was $234,889 for the nine months ended October 31, 2003, from $226,896 in the comparable period in 2002.

Interest and other revenue decreased by 5.1% from $277,699 for the nine months ended October 31, 2003, to $292,548 in the comparable period in 2002.

Expenses

Employee compensation and benefits expense increased 70.7% to $7,952,412 for the nine months ended October 31, 2003, from $4,658,474 in the comparable period in 2002. This increase was due to the increased productivity of traders as well as strategic additions to management and administrative personnel, offset by the compensation payments of $393,269 forfeited by employees during the nine months ended October 31, 2003.

Execution and clearance fees increased 47.9% to $2,915,796 in the nine months ended October 31, 2003, from $1,971,184 in the comparable period in 2002. The increase is due to higher trade and sales volumes. As our net trading revenues expanded substantially by 110.9%, the execution and clearance fees were more moderately affected due to a negotiation of more favorable arrangements with our clearing brokers.

Communications and data processing decreased 13.8% to $1,644,726 in the nine months ended October 31, 2003, from $1,905,964 for the comparable period in 2002, due to management’s curtailment of unnecessary services.

Occupancy and equipment rental expense increased to 1.7% to $1,018,431 for the nine months ended October 31, 2003, compared to $1,001,049 for the comparable period in 2002. The increase was due to the new property space being leased in London that commenced on September 1, 2003.

Professional fees increased 226.1% to $1,746,164 in the nine months ended October 31, 2003, from $535,423 for the comparable period in 2002. This increase relates primarily to the development of new products and to ongoing litigation associated with the matters described in our Amended Form 10-K/A for the year ended January 31, 2003.

Business development expense increased 81.5% to $398,125 for the nine months ended October 31, 2003, from $219,405 for the comparable period in 2002. The increase primarily reflects management’s efforts to communicate the new capabilities of the Company to the market place.

Depreciation and amortization expenses was $158,724 for the nine months ended October 31, 2003, compared to $159,076 for the comparable period in 2002.

Other expenses decreased by 13.9% to $1,185,279 for the nine months ended October 31, 2003, compared to $1,377,700 for the comparable period in 2002. The additional expense in 2002 is primarily related to a settlement with the NASD related to alleged rule violations.

Liquidity and capital resources

The Company’s restated statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash, principally receivables from brokers and dealers and securities owned ) represent 69% and 59% of total assets at October 31, 2003 and January 31, 2003, respectively. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on Nasdaq, on the OTC Bulletin Board and in the Pink Sheets.

Net cash used in operating activities for the nine months ended October 31, 2003, was $4,087,451 and $765,262, as restated for the nine months ended October 31, 2002. Our net cash provided by or used in operating activities is materially impacted by changes in our market-making activities: our long and short securities positions, as well as cash and equity balances at our clearing brokers.

Net cash used in investing activities for the nine months ended October 31, 2003 was $439,831 and net cash provided by operating activities for the nine months ended October 31, 2003 was $ 24,354, as restated. The decrease in 2003 was primarily due to the purchase of furniture, equipment and capitalized software, offset by a decrease in other investments.

Net cash provided by financing activities for the nine months ended October 31, 2003 and 2002 was $5,337,303 and $297, respectively. The net increase in 2003 was due to the Company raising additional capital from members of the new management team and other employees in February 2003 by issuing shares of Common Stock for an aggregate purchase price of $638,753. In addition, the Company raised $2,417,500 in a private placement that concluded on June 12, 2003. On October 16, 2003, the Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash on October 17, 2003. The registrant assumed title of the proceeds from the liquidation in the amount of $1.7 million on October 17, 2003. This equity contribution added $1.7 million cash to the Company’s equity and did not create any liability. In October 2003 there was also a Private Placement that raised $100,000 through the issuance of 28,986 shares of Common Stock by purchases from the Company’s Chairman and Chief Executive Officer, John P. Leighton.

The Company historically financed its operations with existing capital and funds generated from operations, as well as proceeds from our stock issuances. In addition, the Company received $1,700,000 in an equity contribution agreement as more fully described in Note 12 in the Notes to Financial Statements of this Form 10-Q. Additionally, in private placement transactions, the Company raised $100,000 during October 2003 as more fully described in Note 12 in the Notes to Financial Statements.

The Company maintains cash and securities balances at our clearing brokers, SLK and Fiserv, in accordance with our clearing agreements, which are required for us to conduct our operations. We are required to maintain $1,000,000 in cash and securities at SLK and $100,000 in cash at all times. We maintained cash balance at SLK and Fiserv of $3,738,317 and $331,210 at October 31, 2003, and $2,694,796 and $269,603 at January 31, 2003, respectively. We are restricted from using the cash balances at SLK and Fiserv, based on our margin requirements, which are determined based on our securities inventory levels. In addition, we had $508,695 and $508,850 in cash at Bear Stearns, our former clearing broker, at October 31, 2003 and January 31, 2003, respectively, in connection with a NASD arbitration settlement. The cash balance at Bear Stearns is being held subject to the resolution of the arbitration award related to C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc. (see the section entitled “Legal Proceedings”, in Part I, Item 3 of our Amended Annual Report on Form 10-K/A for the year ended January 31, 2003), and is not available for use by the Company for any other purpose. The restricted cash above is included in “Receivables from brokers and dealers”.

Loss before income taxes, depreciation and amortization was $ 772,011 and $ 1,643,114 for the three months ended October 31, 2003 and 2002, respectively. Depreciation expense was $ 54,556 and $52,500 for the three months ended October 31, 2003 and 2002, respectively.

As a registered broker-dealer, the Company is subject to the requirements of Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended. The rule requires the broker-dealer to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the Net Capital Rule prohibits a broker-dealer from permitting its “aggregate indebtedness” from exceeding fifteen times its net capital as those terms are defined. On October 31, 2003, the Company’s aggregate indebtedness and net capital were $6,963,483 and $1,367,292, respectively, a ratio of 5.09 to 1.00.

The Company currently does not have any outstanding bank borrowings or long-term debt, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

The Company entered into an NASD approved subordinated loan agreement with Spear, Leeds Kellogg, L.P. dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and the maturity of the subordinated loan is August 31, 2005. The loan is subject to monthly interest payments at the prime rate and is unsecured.

The Company does not have any additional debt commitments or long-term debt at October 31, 2003.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of October 31, 2003 are summarized below:

	Payments due in
For the year ended January 31	2004	2005-2006	2007-2008	2009-Thereafter	Total
Operating lease contracts(1)	$284,249	$1,991,158	$1,827,246	$3,128,747	$7,231,400
Guaranteed employment contracts(1)	1,750,000	2,325,000	—	—	4,075,000

Total	$2,034,249	$4,316,158	$1,827,246	$3,128,747	$11,306,400

(1)	See Note 7 to the Consolidated Financial Statements included elsewhere in this document.

During the year ended January 31, 2004, these employees forfeited $557,853 of compensation payments.

The Company’s wholly owned subsidiary, Crown Financial International Limited currently leases approximately 415 square feet of space in an office building known located at 23 Berkeley Square in London, the United Kingdom. The lease was signed on August 19, 2003, and is in effect for 12 months through August 31, 2004. Rent charges on this office for the period from September 1, 2003 to January 31, 2004 was $ 48,068. As of January 31, 2004, future minimum rental commitments under this non-cancelable office lease is $ 10,520 per month through August 31, 2004.

Subsequent Events

Commencing in October 2003, the Company sold in a series of private offerings shares of Company common stock and warrants without registration and subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). Subsequent to October 31, 2003, the Company raised $2,001,025 through the issuance of 1,000,132 shares of common stock and 5,000 warrants to the Company’s directors and employees, and private investors through February 25, 2004.

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

Other investments—Other investments, which is comprised principally of the Company’s investment in ViewTrade, Inc., are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Investments are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

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

The fair value of these securities at October 31, 2003 was $1,902,725 in long positions and $767,226 in short positions. The potential change in fair value, using a hypothetical 10% decline in prices, is estimated to be a $113,550 loss as of October 31, 2003, due to the offset of losses in long positions with gains in short positions.

Item 4.	Controls and Procedures

In connection with the preparation and filing of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company’s management, including the company’s new Chief Executive Officer (“CEO”) and new Chief Financial Officer (“CFO”) (collectively “the Certifying Officers”), carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934 (‘the Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as those controls existed as of October 31, 2003 As defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as amended, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective for the full quarter ended October 31, 2003 to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, as amended, and the rules and regulations promulgated thereunder. An explanation of the deficiencies and remedies are set forth below. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Quarterly Report on Form 10-Q.

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

In the preliminary phases of the investigation the Company concluded that the previous accounting and finance personnel performing the accounting functions during the period in which the errors took place, did not possess adequate experience and expertise. Accordingly, the Certifying Officers have determined that the Company did not have sufficient financial expertise and appropriate systems, and consequently that controls did not operate effectively on a continuous basis throughout the reporting period. As a result, the Certifying Officers determined that the Company did not have an effective internal control environment for the full quarter ended October 31, 2003. The Certifying Officers, with Company’s management, immediately began the process of modifying its systems and financial functions as deemed appropriate in an attempt to ensure the internal controls and disclosure controls and procedures are effective in the future. In particular, the Company noted that it believed that the new Chief Financial Officer appointed in September, 2003, as well as a new corporate controller had the necessary knowledge of and experience in generally accepted accounting principles, the rules and regulations of the Commission, financial reporting practices, and internal controls.

The Company continuously evaluates and monitors the internal controls and disclosure controls and procedures in place. This ensures that the design and operation of the internal controls, and disclosure controls and procedures are reviewed and modified, as determined appropriate, as the operating processes change in relation to the changes of the Company s business resulting from reorganization of management and the addition of adequate lines of business. As of the date of filing of this Quarterly Report on Form 10-Q, except as disclosed above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

On March 5, 2004, which is within the 90 day period prior to the filing of this Quarterly Report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out a subsequent evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the CEO and CFO have concluded that the Company’s newly implemented disclosure controls and procedures implemented since October 2003 are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, as amended, and the rules and regulations promulgated thereunder. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this subsequent evaluation.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters described in Note 20 to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of our Amended Annual Report on Form10-K/A, and other proceedings and claims pending against the Company cannot be determined at this time, and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management at this time, after consultation with legal counsel and information currently available, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition of the Company, although they might be material to operating results for any particular period, depending, in part upon operating results for that period.

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

As more fully disclosed in our amended Annual Report on Form 10-K/A filed with the SEC on March 8, 2004, on October 30, 2003, the Company completed a conversion, with NASD approval, of $1 million in subordinated indebtedness into equity. Pursuant to this conversion, $1 million of subordinated debt was tendered in exchange for the issuance of registrant’s common stock. The $1 million consisted of two loans each with a principal amount of $500,000. The loans were with John P. Leighton, the Company’s Chairman, Chief Executive Officer and President; and Joelle A. Meyerson, the spouse of the Company’s former founder and Chief Executive Officer, Martin H. Meyerson, respectively. The common stock totaling 366,838 shares were issued on October 30, 2003, the transaction date, at a price of $2.726 per share, determined by the greater of the: (i) the closing bid price on the date of the transaction; or (ii) the average of the closing bid prices on the five business days preceding the transaction date. The Shares were issued without registration and are subject to restrictions under the Securities Act of 1933.

In October 2003, the Company sold in a series of private offerings shares of Company common stock that were offered without registration and subject to restrictions under the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Offerings”). The Private Offerings raised $100,000 on October 31, 2003 through the issuance of 28,986 shares of common stock by purchases from the Company’s Chairman and Chief Executive Officer, John P. Leighton.

Subsequent to October 31, 2003, the Company sold shares in private offerings to the following directors and senior and executive officers:

Name	Title	Date	Shares	Cash Consideration
John Leighton	CEO & President	November 17, 2003	53,648	$125,000
Michael Silver	SVP & Head of OTC Trading	November 17, 2003	53,648	$125,000
John Leighton	CEO & President	November 21, 2003	21,459	$50,000
Robert Slezak	Director and Chairman of the Audit Committee	November 21, 2003	85,836	$200,000
Albert Duncan	Independent Director	November 21, 2003	5,000	$11,650
Andrew Wimpfheimer	Independent Director	November 21, 2003	128,755	$300,000
John Cunningham	SVP & Chief Administrative Officer	January 9, 2004	12,500	$21,875
Michael Silver	SVP & Head of OTC Trading	February 25, 2004	50,000	$105,000
Robert Thornton	SVP, Controller	February 25, 2004	25,000	$52,500

The Company sold an additional 564,286 shares and 5,000 warrants in private offerings to non-executive and non-senior officer employees and private investors for a total consideration of $1,010,000 between November 21, 2003 and February 25, 2004. All of the above sales consisted of sales of common stock and warrants without registration and subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

Proceeds from the issuance of common stock and warrants as described in this Item 2 of this Form 10-Q were used for the Company’s working capital purposes and to increase the Company’s level of shareholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on October 16, 2003, at which certain matters, such as the amendments to our Certificate of Incorporation, election of members of the board of directors, and approval of the 2003 compensation plan and our external auditors were submitted to a vote of shareholders, and were approved. For a more complete summary of the results of the annual shareholders’ meeting, see the Report on Form 8-K filed October 23, 2003.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended October 31, 2003:

On August 7, 2003 the Registrant filed a Current Report on Form 8-K announcing the extension of the date of maturity of its NASD approved subordinated loan with Spear, Leeds & Kellogg, L.P. from August 31, 2003 to August 31, 2005.

On August 18, 2003 the Registrant filed a Current Report on Form 8-K announcing the change of its market participation identification symbols.

On September 17, 2003 the Registrant filed a Current Report on Form 8-K announcing the appointment of Robert I. Turner as Vice Chairman and Chief Financial Officer and the appointment of Jack Baker as Senior Vice President and Manager of Institutional Sales

On September 17, 2003 the Registrant filed a Current Report on Form 8-K announcing its earnings results for the quarter ended July 31, 2003.

On October 23, 2003 the Registrant filed a Current Report on Form 8-K announcing: (i) the overstatement of certain balance sheet items and its intention to file restated reports upon conclusion of its review being conducted under the oversight of the Audit Committee and (ii) an equity contribution of $1.7 million to the registrant’s equity without any liability or financial consideration on behalf of the registrant; (iii) the results of the Registrant’s annual shareholder’s meeting held on October 16, 2003 and (iv) the change of the Registrant’s publicly traded stock symbol from “MHMI” to “CFGI”.

On October 30, 2003 the Registrant filed a Current Report on Form 8-K announcing Robert L. Slezak joined the registrant’s Board of Directors as the new Chairman of the Audit Committee.

The following reports on Form 8-K were filed subsequent to the quarter ended October 31, 2003:

On November 5, 2003, the Registrant filed a Current Report on Form 8-K announcing that the Registrant completed, with NASD approval, a conversion of $1,000,000 in subordinated indebtedness into equity.

On November 17, 2003, the Registrant filed a Current Report on Form 8-K announcing the modification of its trading symbol effective November 17, 2003 from “CFGI” to “CFGIE” and an update on the Company’s financial review.

On November 28, 2003 the Registrant filed a Current Report on Form 8-K announcing that it will be de-listed from the Nasdaq SmallCap Market effective as of the opening of the market on December 1, 2003 as a result of the Company’s previously announced discovery of financial misstatements.

On December 18, 2003 the Registrant filed a Current Report on Form 8-K announcing: (i) it will not file its Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 until the completion and filing of restated financial reports included in the Registrant’s requisite prior periodic reports affected by the recently uncovered accounting overstatements; and (ii) updates on legal matters.

No financial statements were filed with any of the foregoing financial reports on Form 8-K.

(b) Exhibits

Exhibit No.		Exhibit

3.1	(i)	Restated Certificate of Incorporation of Crown Financial Group, Inc.

10.1		First Amended Employment Agreement dated October 17, 2003 by and between Crown Financial Group, Inc. and John P. Leighton.

10.2		Second Amended Employment Agreement dated December 8, 2003 by and between Crown Financial Group, Inc. and John P. Leighton.

10.3		Third Amended Employment Agreement dated January 16, 2003 by and between Crown Financial Group, Inc. and John P. Leighton.

10.4		Subscription Agreement between Crown Financial Group, Inc and John P. Leighton

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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