Form 10-K
period 2004-01-31
CROWN FINANCIAL GROUP INC
filed 2004-04-30
CIK 913781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes    ☐    No  ☒

At April 29, 2004, 11,503,970 shares of Common Stock, $0.01 par value, of the registrant (the “Common Stock”) were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $25,279,997 based on the closing price of $3.84 per share on July 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information set forth in the definitive proxy statement to be filed by the registrant within 120 days of the close of the fiscal year are incorporated by reference in Part III.

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “our” shall mean Crown Financial Group, Inc., f/k/a M.H. Meyerson & Co., Inc., and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004 constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by such section. Certain factors that could cause results to differ materially from those described in the forward looking statements are described in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation and elsewhere as appropriate. This Annual Report on Form 10-K, including the Consolidated Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

AVAILABLE INFORMATION

Our reports, proxy and information statements and other information filed with the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 (1-800-SEC-0330), and are also available from the SEC’s website. The SEC’s Internet address is http://www.sec.gov. The Company provides a link to our filings at the SEC’s website on the Company’s website, http://www.crownfin.com.

PART I

Item 1. Business.

OVERVIEW

CROWN FINANCIAL GROUP, INC. (the “Company”), formerly known as M.H. MEYERSON & CO., INC., established in 1960, is a leading market maker currently making markets in approximately 8,500 securities traded on the Nasdaq National Market System, Nasdaq SmallCap, the OTC Bulletin Board, and the Pink Sheets. Market-Making accounted for 85% or more of the Company’s revenues for the fiscal year ended January 31, 2004. The Company is registered with the SEC and is a member of the NASD.

In January 2003, the senior management of the Company concluded a thorough examination of the firms market-making approach and business focus. It was determined that a change in the Company’s business model as well as hiring of key management personnel possessing a thorough understanding of the marketplace and changing market dynamics were in the best interest of the shareholders.

Effective January 14, 2003 the Board of Directors appointed John P. Leighton as Co-Chairman and Chief Executive Officer. Mr. Leighton, formerly head of institutional sales of Knight Equity Markets, L.P. (formerly Knight Securities, L.P.) (“Knight”) with over 26 years experience in the securities industry, assumed the additional role of President. Mr. Leighton subsequently installed a management team with extensive relevant industry and professional experience. In one form or another, this team spent nearly five years together at Knight. The Company is highly confident that this new management team has the vision and experience to execute its business plan, quickly and successfully. In mid-September 2003, a new finance team was also appointed to further the implementation of this new business plan.

On April 22, 2003, Martin H. Meyerson, Co-Chairman and founder of the Company, retired and Mr. Leighton became Chairman. Mr. Meyerson devoted 42 years to the Company.

At the annual meeting of the shareholders held on October 16, 2003, the Company received shareholder approval of its corporate name change from M. H. Meyerson & Co., to Crown Financial Group, Inc. The Company’s new management believes that the new name will assist in the re-branding of the Company as a dynamic, innovative and leading liquidity provider. As a result of the re-branding process, the Company changed its Nasdaq ticker symbol for its publicly traded common stock to CFGI (see Part 2, Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters) from MHMY as of the opening of trading on Monday, October 20, 2003 as well as its Market Participant ID for trade comparison and clearance purposes to CRWN on August 18, 2003.

The Company’s new management team has been executing its business plan and implementing new trading methodologies in order to create a dynamic, innovative and service-oriented liquidity provider. New management finds the time and circumstances propitious for such an endeavor. Over the last several years, the brokerage industry has experienced significant consolidation through merger and acquisition, the collapse of the Internet bubble, a protracted bear market, the implementation of decimalization and the resulting reduction in spreads or minimum price variations (“MPV”). Exacerbating these adverse conditions is an increase in competition for execution services from Electronic Communications Networks (“ECNs”) and regional securities exchanges trading via unlisted trading privileges (“UTP Exchanges”). These factors have reduced significantly the number of securities dealers making markets in

Nasdaq and non-Nasdaq OTC securities over the past several years, especially since the decimalization of and reduction in trading increments in the first quarter of 2001.

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

Consolidation in the industry has included the acquisition of many of the largest wholesale market makers by global financial companies. These acquisitions were initiated during the previous bull market. Because market conditions have been so severe, many brokers determined that they were over staffed in the current market environment and were forced to reduce their market making activities and headcounts. A few brokers have ceased market making entirely. These conditions created a significant opportunity for the remaining market makers to obtain greater market share.

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

The Company finds its greatest opportunity in the market segments vacated by the retreating brokerage firms, principally, Nasdaq Small Cap, Bulletin Board (“OTCBB”) and Pink Sheet stocks. They are market sectors where the Company has specialized in trading and market making. Management’s business model has been validated in a recent report by AutEx/BlockDATA, a Thomson Financial subsidiary and the industry’s primary overall ranking service for market makers. This industry reporting service publishes daily trading volume and market share statistics reported by market makers. In that report, the Company ranked sixth in Bulletin Board and ninth in Nasdaq SmallCap share volume in these markets for the 2002 calendar year and sixth and fifth, respectively, in calendar year 2003. Many market makers ranked above the Company have either closed or reduced their involvements in these markets over the last year. The Company believes that it is well positioned to fill this void by offering brokers, dealers, and institutional investors another choice of liquidity provider, and in the process garnering market share and pricing power.

The Company has instituted stringent cost controls, and continues to monitor its costs diligently. The Company has shifted away from fixed labor costs for its sales and trading personnel, and towards variable labor costs that are aligned more closely with the profitability of the Company. The Company continues to focus on ways to reduce operating costs even further while seeking additional sources of top line revenue. The Company has been able to achieve this through salary reductions, reduction in headcounts, and through the utilization of state-of-the-art technology. Additionally, many senior managers agreed to forgo part of their salaries until the Company’s operations and financial condition stabilized. Beginning in the fiscal year ended January 31, 2004, management that had forgiven salaries and bonus’, have been receiving salaries, but at levels that are below those contained in employment contracts or otherwise agreed to when those individuals joined the Company. Additionally, the Company’s Compensation Committee is currently evaluating various alternative compensation arrangements for its management and employees that will be aligned more closely with the profitability of the Company.

Success, as represented by profitability for a wholesale market-maker, is to a great extent a function of overall transactional volume and revenue capture per share. As the number of market-making firms decreases, the Company has positioned itself to exploit this opportunity. While margins on a per trade basis remain small, the management is confident that relatively low fixed overhead and innovative trading efficiencies, combined with a highly variable compensation structure, will allow the Company to increase margins and revenue capture.

On October 17, 2003, as part of the closing of the Company’s financial records for the month of September 2003, the new finance team of the Company determined that certain items in the Company’s previously issued unaudited financial statements for the interim periods of the year ended January 31, 2004, were misstated (the “Restatement”). The Company immediately commenced an internal review to determine the scope of the financial statement misstatements and to issue restated financial statements for any prior periods materially impacted by the misstatements. The internal review was conducted by the Company’s new management team under the direct oversight of the Company’s Audit Committee. The Company’s independent auditors, Sanville & Company and Ernst & Young LLP, (which replaced Sanville & Company as the Company’s independent auditors for the fiscal year ended January 31, 2004) also participated in the review. The Company committed significant human and financial resources to ensure the review was completed in a thorough, independent and expeditious manner.

As a result of the findings of the review, the Company has restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. On March 9, 2004, the Company filed with the SEC the Amended Annual Report on Form 10-K/A for the year ended January 31, 2003, the Amended Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2003 and the Amended Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2003. At the same time, the Company also filed the Quarterly Report on Form 10-Q for the quarter ended October 31, 2003, thus completing the Restatement efforts.

DIVISIONS AND OPERATIONS

Broker Dealer Sales

The Broker Dealer Sales Group provides execution services to correspondent broker dealers and is dedicated to ensuring that orders, the majority of which are electronically transmitted, are executed efficiently, effectively; pursuant to client specifications and best execution guidelines. Our broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

Institutional Sales Group

The Company’s Institutional Sales Group is responsible for servicing institutional clients’ order execution and trade allocations. Our institutional sales force is experienced in effectively addressing the trade execution needs of our clients, and is dedicated to growing and maintaining execution-based relationships with institutions and ensuring a high level of execution quality. Our institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments.

Over-The-Counter Market Making & Listed Trading

The Company’s Over-The-Counter Market Making and Listed Trading Desk services block transactions in stocks listed on Nasdaq, the NYSE and AMEX. We are a leading market maker currently trading in over 8,500 securities listed on Nasdaq National Market System, Nasdaq SmallCap Market, the OTC Bulletin Board and the Pink Sheets. Based on information published by Autex/BlockDATA for calendar year 2003, we were ranked sixth in share volume in the OTC Bulletin Board and fifth in Nasdaq SmallCap Market. As a market maker, we provide trade executions by offering to buy securities from, or sell securities to, institutions and broker-dealers.

The Company has also expanded its trading department to trade in stocks listed on foreign exchanges such as the Euronext, the Australian Stock Exchange, the Tokyo Stock Exchange and the Hong Kong Stock Exchange through the Company’s International Trading Group. We display the prices at which we are willing to bid, meaning buy, or ask, meaning sell, these securities and adjust our bid and ask prices in response to the forces of supply and demand for each security. When acting as principal, we commit our own capital and derive revenues from the difference between the price paid when securities are bought and the price received when those securities are sold. We also provide trade executions on an agency or riskless principal basis, generating commissions or commission equivalents, respectively.

Retail Client Services

The Company has exited the retail segment of its business based on its assessment that these activities do not support our core business. We completed the transfer of the majority of our retail customer accounts to another firm on March 27, 2004.

Investment Banking

Historically, the Company’s investment banking activities have focused on developing small-cap companies. The Company pursues investment banking transactions and services spanning both debt and equity on an agency basis.

Fixed Income Securities Trading

The Company’s Fixed Income Trading is engaged in the trading of debt instruments including U.S. Treasury and agency obligations, corporate and municipal debt securities on an agency basis.

BUSINESS PLAN

New management intends to increase its revenue through various initiatives while maintaining discipline on cost controls to generate earnings. As described in the Overview section, the market making industry has been under pressure due to the adverse market conditions through the first half of fiscal 2003, as well as certain market structure changes, in particular the movement in the first quarter of 2001 to decimalization with the one-cent minimum price increment. It is now more important than ever to make markets and conduct institutional sales trading from an efficient platform, i.e., one built on low cost and high technology.

Products

The Company intends to build its revenue base in a variety of ways. Essentially, the Company will provide or has begun to provide various aggressively priced, value-added products that meet the diverse liquidity requirements of our clients such as:

Market Making/Block Trading—The Company engages in the traditional facilitation of transactions through the limited commitment of capital and the application of sophisticated trading methodologies and skills. Market makers do generate revenues in this segment of the market, but because their overhead is much higher than the Company’s, they have difficulties generating earnings. The increased risk and value-added trading capability, including analytical trading services such as volume weighted average price (“VWAP”), would demand the highest fees. The Company believes that it will obtain orders because so many dealers have vacated the space, causing brokers to look for more execution destinations.

Fee Based Trading—The Company transacts business on an agency or riskless principal basis with an attached commission (agency) or markup/markdown (riskless principal). The Company offers full access to its trading skills and tools, including analytical trading services such as best efforts VWAP, to achieve the buy-side trader’s goal of receiving complete transparency on all customer prints. Throughout this whole process the Company will be acting simply on a pass-through basis, without incurring any risk to capital.

Low Cost Client Services—The Company intends to remain a low cost provider of execution services. The Company’s relatively low cost technology platform allows the Company to generate economies of scale, which can be passed along to the Company’s customers through our pricing schedules. This also allows us to attract talented institutional sales traders, broker-dealer sales representatives, and market makers through highly competitive payouts.

Technology—For the self-directed, buy-side client, Crown sponsored access to ECNs provides the asset manager with unequalled access to liquidity in the national market for Nasdaq securities. Sponsored access puts the trading tools into the hands of the buy-side trader who chooses the execution destination for the institutional client. The Company will act as the asset managers’ broker and route the order as directed.

Expansion Strategy

Crown Financial International Limited (“CFIL”), a wholly owned subsidiary of the Company, was established on June 2, 2003, and is currently in the process of applying for a broker-dealer license with the U.K. Financial Services Authority (“FSA”) to begin operations. The Company’s London subsidiary will be an introducing broker and will route order flow from European brokers, dealers, and asset managers to the Company’s Jersey City trading desks. Many securities firms have abandoned this line of business for which management believes a real need exists in Europe. The Company can reach various European asset managers as well as broker-dealers. The Company intends to operate the London office out of a U.K. registered subsidiary that will exist to arrange trades on an agency basis. As of January 31, 2004, there were 5 employees employed on a full-time basis at the London office of CFIL.

Clearing Arrangements

The Company clears its securities transactions on a fully disclosed basis with Spear, Leeds & Kellogg (“SLK”), a subsidiary of Goldman Sachs & Co., for market making and had utilized Fiserv Securities, Inc. (“Fiserv”) for retail, institutional and prime broker clearing. Currently, SLK clears all market-making trades for our trading desk and recently began clearing the institutional accounts. The Company also utilizes SLK’s Redibook Plus as an available service for the trading departments. In addition, the Company entered into a $2,000,000 NASD approved subordinated loan agreement with SLK on June 3, 1997, effective August 1, 1997, originally maturing on August 31, 1999 and extended to August 31, 2003. Management has renegotiated rates with SLK that decrease as transactions increase, thereby helping to control variable costs as business increases. In this connection, SLK agreed to extend the maturity date of our subordinated loan from August 31, 2003 to August 31, 2005.

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

VENDORS

The Company uses numerous third party vendors to obtain market data and software, including stock quotations, stock trading charts, news and financial data. The Company has alternate sources for these services and, accordingly, does not consider itself dependent on any one or more of these suppliers. The Company reviews its relationships with vendors regularly and replaces certain vendors as needed to maintain the most cost effective and efficient network available for its traders and representatives.

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

GOVERNMENT REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Company is registered as a broker-dealer with the SEC and NASD. Much of the regulation of broker-dealers has been delegated to self-regulated organizations, principally the NASD, Nasdaq and national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct regular and periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business.

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

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers.

The NASD and Net Capital Requirements

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

The SEC, NASD and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. As part of the Restatement (see Overview above), the Company has restated its net capital, as defined, in accordance with the restated Statements of Financial Condition for the period from January 31, 2002 to January 31, 2004, and has reported the restated amounts to the NASD and the SEC contemporaneously with these restated filings. Based on the amended regulatory filings to the NASD and the SEC, as of January 31, 2003, the Company was required to, but did not maintain minimum net capital, in accordance with SEC rules, of $1,000,000. Our amended regulatory reports filed with the NASD also showed that, for the period from January 31, 2002 to January 31, 2004, the Company had net capital that was less than required by the SEC’s uniform net capital rule in 13 of 25 month-end periods. As a part of the NASD’s ongoing monitoring of our compliance with the SEC’s uniform net capital rule, for a period of time we were furnishing to the NASD our net capital computation on a weekly basis. As of January 31, 2004, the Company had total net capital of $1,805,660, $805,660 in excess of the Company’s minimum net capital requirement of $1,000,000. The Company has reported its past net capital deficiencies to the SEC and NASD.

Additionally, the Company had been under a routine finance and operations review by the NASD staff from February 2003 to August 2003. Before this, the Company had been subject to a special financial examination by the NASD in 2002 covering the periods of April-June 2002 and October-December 2002. On September 17, 2003 and October 22, 2003, respectively, reports were issued by the NASD documenting their findings of the routine finance and operations review in 2003, and the special financial examination in 2002. These reports identified, among other things, certain adjustments to the Company’s financial statements required to correct improper methods utilized by the Company’s former finance and accounting personnel in accruing certain expenses and related liabilities, which was addressed during the Restatement.

On March 30, 2004, the Company filed requests with the SEC and the NASD to extend the filing deadline of its Annual Report for the fiscal year ended January 31, 2004 (the “Annual Report”) required under Exchange Act Rule 17a-5. The Company was granted an extension to file its Annual Report by no later than April 30, 2004. The Company was unable to file the Annual Report by the March 31, 2004 deadline due to the Company’s recent commitment of substantial effort, resources and time to preparing and filing restated financial reports on an amended Annual Report on Form 10-K/A for the year ended January 31, 2003; amended Quarterly Reports on Form 10-Q/A for the quarters ended April 30, 2003 and July 31, 2003; as well as a Quarterly Report on Form 10-Q for the quarter ended October 31, 2003. On March 9, 2004, the Company completed and filed all public reports subject to the Restatement.

On April 21, 2004, the Company filed notice to the SEC and NASD in compliance with Rule 17a-11(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company’s April 1, 2004 intra-day net capital deficiency, including a detailed accounting of the events that led to the deficiency. This deficiency arose, in part, due to a failure of the Company’s computerized primary risk management and assessment tool. On the morning of April 1, 2004, the Company received a significant increase in program trading volume and the impact on the Company’s trading positions went undetected for a period of time due to a failure of the computer system. When the computer risk and assessment system was restarted and magnitude of the positions became apparent, the Company took immediate action to stop accepting the program trades and to reduce its trading positions in order to assess its capital position and to analyze the sequence of events that led to the system failure. As of the close of business on April 1, 2004, the firm was back in net capital compliance. As a result of the preliminary investigation, which took several weeks to compile, the Company determined that a supervisory failure, in combination with the system failure, were the causal factors of the deficiency. As corrective actions, (1) personnel changes, including suspensions and demotions, were executed and (2) the Company is developing a separate, redundant computerized risk management and assessment system.

The Nasdaq

In its November 26, 2003 notice to the Company, the Nasdaq Listing Qualifications Panel (the “Panel”) determined to delist the Company’s securities on the Nasdaq SmallCap Market effective as of December 1, 2003 (refer to disclosures made in Form 8-K filed with the SEC on November 28, 2003). The Panel’s determination was based, in part, and as a result of the Company’s previously announced discovery of financial misstatements by the Company’s former finance department and the Company’s notice to the marketplace not to rely on the Company’s previously disclosed financial statements until the conclusion of its internal review conducted under the oversight of the Company’s Audit Committee. The overstatement was discovered during the new finance department’s closing of the Company’s financial records for the month of September 2003. Following delisting from the Nasdaq SmallCap Market, the Company’s common stock became quoted in the Pink Sheets, since it was not eligible to trade on the OTC Bulletin Board until the Company was current in all of its periodic filings in compliance with the reporting requirements pursuant to Section 13 of the Exchange Act. The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, which subsequently affirmed the delisting determination. The Company’s securities remain quoted in the Pink Sheets and, while there can be no assurance, the Company’s securities may become eligible to quoted on the OTC-Bulletin Board.

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

RISK FACTORS

Set forth below are certain risks and uncertainties relating to the Company’s business. These are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business. If any of the following risks actually occur, the Company’s business, operating results or financial condition could be materially adversely affected.

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

The Company competes in market making primarily on the basis of execution standards, its relationship with its customers, reputation and technology. A number of the Company’s competitors have greater financial, technical, marketing and other resources than the Company. Some of the Company’s competitors offer a wider range of services and financial products than the Company. These competitors may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than the Company and may be able to undertake more extensive promotional activities and offer more attractive terms to clients. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. In addition, during fiscal year 2004, the Company derived 38% of its trading volume from two customers and there is no assurance that business will persisit at these levels. The Company believes that new competitors may also emerge and they may acquire significant market share. There can be no assurance that the Company will be able to compete effectively with current or future competitors, which could have a material adverse effect on its business, financial condition and results of operations.

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

Harm from negative publicity

As a result of actions taken by our former finance department necessitating the Restatement, the Company has been and may continue to be the subject of negative publicity focusing on the financial statement errors and subsequent restatement, notwithstanding the fact that the Restatement effort is completed. This negative publicity may have contributed and may continue to contribute to significant declines in the prices of our publicly traded securities.

Our senior management is relatively new to the Company and is required to devote significant attention to matters arising from actions of prior management

During the fiscal year ending January 31, 2004, we replaced our entire senior management and our finance department. Our new finance department began its activities in September 2003. Our new senior management team’s ability to overhaul the finance department has been hindered by their need to spend significant time and effort dealing with our internal review of prior finance department’s actions, including communicating with regulators, auditors and other external advisors, developing effective corporate governance procedures, and designing and implementing effective internal controls. During the Restatement and in order to complete the process, our new management has depended in part on advisors, including certain former directors. In addition on March 25, 2004, the Company’s Chief Executive Officer, John Leighton, was granted an administrative leave and an interim Chief Executive Officer, Charles B. Kennedy, was appointed. We cannot assure you that this major restructuring of our senior management and finance department, and the accompanying distractions, in this environment, will not adversely affect our results of operations.

Harm from regulatory uncertainties and legal proceedings

We have received and continue to receive requests and inquiries from the SEC, NASD, shareholders and others seeking information regarding our financial condition and operations, accounting and related internal controls, and details related to the financial statement errors and the April 1, 2004 intra-day net capital deficiency. We cannot predict if such inquiries ultimately lead to formal investigations and enforcement actions by the SEC or the NASD, or other government agencies. If such investigations materialize, it is possible that we may be required to pay material fines, consent to injunctions on future conduct, and lose the ability to conduct securities business or suffer other penalties, each of which could have a material adverse effect on our business. We cannot assure you that the effects and results of such potential investigations will not be material and adverse to our business, financial condition, results of operations and liquidity. In addition, the Company could be subject to claims, lawsuits, regulatory examinations, and other proceedings. As described under Item 2, Legal Proceedings, the Company is currently contesting liability and/or the amount of damages in several pending matters and the ultimate outcome of these matters could have a material adverse effect on its business financial condition and results of operation.

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

Failure to maintain capital requirements

The SEC, the NASD and various other regulatory agencies have stringent rules regarding the maintenance of specific levels of net capital by securities broker-dealers. Net capital is an SEC-defined measure of a broker-dealer’s readily available liquid assets, reduced by its total liabilities other than approved subordinated debt. If the Company fails to maintain the required net capital, the SEC could suspend or revoke the Company’s registration, or the NASD and other regulatory bodies could suspend or expel the Company, which could ultimately lead to its liquidation. The Company’s ability to monitor and assess its capital position at any given time can be drastically impaired by systems failure. Moreover, if the Company falls below certain early warning levels, the NASD could force the Company to constrict its business by reducing the number of markets it makes.

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

Of the Company’s $3,000,000 in subordinated loans that existed on January 31, 2003, $2,000,000 was due and payable on August 31, 2003. By agreement dated July 22, 2003, the Company and SLK have agreed to extend the date of maturity from August 31, 2003 to August 31, 2005 of the NASD approved $2,000,000 subordinated loan. The extension of the maturity of the subordinated loan occurred in conjunction with a renegotiation of the clearing services SLK provides to Crown. There is no guarantee that the Company will be able to renew that loan before it matures on August 31, 2005. If the Company is unable to renew or replace that loan, the Company’s ability to remain in business will be materially impaired.

At January 31, 2003, we did not maintain our required minimum net capital, as defined in the SEC’s uniform net capital rule, of $1,000,000. At January 31, 2004, we had net capital, as defined, of $1,805,660, which exceeded our required minimum net capital of $1,000,000. We cannot assure you, however, that we will be able to raise additional capital needed to maintain our required net capital, as defined, and continue our securities business.

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

Item 2. Properties.

The Company currently leases office space in a building known as the Newport Office Tower located at 525 Washington Blvd., Jersey City, New Jersey. The lease is in effect through July 31, 2011 with one 5-year renewal option at the end of the original term. Rent charges on this office for the years ended January 31, 2004, 2003 and 2002 were $882,113, $870,430 and $838,745, respectively.

The Company had subleased approximately 5,800 square feet of the 35th floor space to ViewTrade Holdings, Inc., an entity in which the Company owns approximately a 15% interest (the “Viewtrade Sublease”). This agreement had a nine-month term with automatic 90-day extensions and 90-day non-renewal notification requirements. The Viewtrade Sublease terminated February 29, 2004.

The Company leases an apartment adjacent to its offices for overnight use by out-of-town clients, employees or directors when they are visiting the Company. The lease was signed on February 13, 2004, and is in effect for 12 months through February 28, 2005. As of January 31, 2004, the future minimum rental commitment under this non-cancelable apartment lease is $2,550 per month through February 28, 2005.

The Company established a wholly owned subsidiary, Crown Financial International Limited (“CFIL”) in London, the United Kingdom. CFIL currently leases office space in a building located at 23 Berkeley Square in London, the United Kingdom. The lease was signed on August 19, 2003, and is in effect for 12 months through August 31, 2004. Rent charges on this office are denominated in British pounds and for the period from September 1, 2003 to January 31, 2004 translated to approximately $48,068. As of January 31, 2004, the future minimum rental commitment under this non-cancelable office lease is $8,845 per month through August 31, 2004.

The following table lists all of our properties:

Facilities	Type of Facility	Owned/Leased	Square Feet

United States
Jersey City, New Jersey	Corporate Headquarters	Leased	31,155
Jersey City, New Jersey	Corporate Apartment	Leased	1,072

International
London, England	European Sales Office	Leased	415

Item 3. Legal Proceedings

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

FEDERAL SECURITIES CLAIMS (NEW JERSEY)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 div. 2724.

On June 6, 2002, the plaintiff (who is also the plaintiff in the Florida lawsuit discussed above) filed a Class Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are directors of the Company. In their complaint, Plaintiffs allege fraud claims under the federal securities law relating to the Company’s disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company’s subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc., and a litigation arising from eMeyerson’s termination of that agreement, and other matters. Plaintiffs seek damages in excess of $15 million for the alleged class.

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

The Company believes that the allegations of the Second Amended Complaint are meritless and fail to state legally valid claims. The defendants intend to continue to contest the allegations vigorously, and have not recorded a provision for any loss that may be incurred as a result of the action.

Plaintiffs recently filed a motion for leave to file a Third Amended Complaint which seeks to include facts arising from the Company’s recent restatement of its financial results. The Company is currently drafting a response to the motion.

C.V.I. GROUP ARBITRATION

C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.

In May 1999, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers (“NASD”) alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and its then clearing agent, Bear Stearns & Co., Inc. (“Bear Stearns”). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $.25 per share. This claim is partially covered by the Company’s Broker/Dealer Errors and Omissions Policy for a net amount of $1,000,000.

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

The evidence showed that claimants did not send a revocation of the Powers of Attorney until January 27, 2000—three days after the shares were transferred. Moreover, the Powers of Attorney specifically stated that any revocation is ineffective for any transaction that was initiated before a revocation. This matter was arbitrated in Buffalo, NY on October 15-17, 2001.

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. Neither Bear Stearns nor the Company asserted cross claims against each other in the arbitration. Either may attempt, subject to defenses of the other, to assert a cross claim against the other under the clearing agreement or other law for its share of the award. The Company and Bear Stearns have each filed motions to vacate the award in its entirety with the U.S. District Court for the District of New Jersey. Bear Stearns has also requested the Court to vacate the award as to itself, if the Court does not vacate the entire award. These motions together, with the Claimant’s motion to confirm, are expected to be resolved sometime during the second calendar quarter of 2004, but have not been resolved as of the date of the filing of this report.

While both the management of the Company and its legal counsel believe that a vacation or modification of the award is possible, due to the fact that the legal grounds for vacating an award are somewhat narrow, the Company recorded the $5,000,000 adverse award as a liability in its financial statements. Because the award is joint and several, and may be overturned, the Company has not accrued a reserve for interest on the award. The Company has a Securities Broker/Dealer’s Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. The Company has recorded a $1,000,000 insurance receivable in the consolidated financial statements.

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

NEWMAN ARBITRATIONS

Annette Newman, IRA v. M.H. Meyerson & Co, Inc., NASD Arbitration No. 02-07064

Claimant filed arbitration with the NASD alleging a former registered representative of the Company recommended and entered into unsuitable investments for claimant’s account. Claimant also alleged that the registered representative engaged in unauthorized trading in the claimant’s account. Claimant seeks damages in the amount of $113,000. In March 2003, the Company filed its answer denying all allegations.

Martin Newman and Annette Newman v. M.H. Meyerson & Co, Inc., NASD Arbitration No. 03-00129

In January 2003 claimants filed a Statement of Claim in arbitration with the NASD alleging a former registered representative of the Company engaged in excessive trading and made unauthorized investments in the claimants’ account. Claimants also alleged that Company failed to supervise adequately the activities of its representative. Claimants seek damages in the amount of $120,100. On April 3, 2003, the Company filed its answer denying all allegations.

Other matters

In March 2004, in connection with a U.S. Securities and Exchange Commission (“SEC”) investigation of trade activity, conduct, supervision and record-keeping at Knight Trading Group, Inc. (“Knight”), the SEC staff and the NASD Department of Market Regulation served Wells Notices to John Leighton, a former Knight Senior Vice President and others. Mr. Leighton is the Company’s

Chairman, Chief Executive Officer and President. The Wells Notices indicate that the regulators are considering recommending civil injunctive and administrative enforcement actions for possible violations of securities laws. The Company is not a party to this matter.

On March 25, 2004, the Company announced that the Board accepted Mr. Leighton’s request for administrative leave to devote his full attention to addressing the aforementioned regulatory issues arising out of his tenure with another NASD member firm. The Board also accepted Mr. Leighton’s nomination of Charles B. Kennedy III as acting CEO and President.

Miscellaneous

From time to time, certain of the Company’s past and present officers, directors and employees have been named as parties in lawsuits, securities arbitration and administrative claims. These past and present officers, directors and employees are currently the subject of proceedings that are in their initial stages. In the opinion of management, based upon consultation with legal counsel, the Company is not currently a party to any other legal or arbitration proceeding not already disclosed, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on the Company’s business, consolidated financial condition and consolidated operating results.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended January 31, 2004.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock was traded on the Nasdaq SmallCap Market (“SmallCap”) under the symbol “CFGI” (formerly “MHMY”) until November 28, 2003. The Nasdaq Listing Qualifications Panel determined to delist the Company’s securities due to the Company’s inability to comply with the public reporting continued listing requirement due to the Restatement (see Overview in Item 1, Part I of this Form 10-K). As a result of the delisting, the Company’s securities were moved from the SmallCap Market to the Pink Sheets where they are currently traded under CFGI.PK. The Company appealed the Nasdaq Panel’s action, but the determination was affirmed by the NASDAQ Listing and Review Council. The Company’s securities will remain being traded on the Pink Sheets and, while there can be no assurance, the Company’s securities may become eligible to be quoted on the OTC-Bulletin Board.

The following sets forth for the fiscal quarters as indicated the high and low sales prices for the Company’s Common Stock on the NMS (National Market System) and the SmallCap from February 1, 2002 through January 31, 2004. Such information reflects interdealer quotations, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2003
1st Quarter	$0.85	$0.31
2nd Quarter	$0.71	$0.16
3rd Quarter	$0.42	$0.15
4th Quarter	$1.03	$0.33

Fiscal Year 2004
1st Quarter	$1.80	$0.93
2nd Quarter	$3.97	$1.18
3rd Quarter	$4.75	$2.01
4th Quarter	$2.69	$1.41

The number of shareholders of record of the Company’s Common Stock on January 31, 2004 was approximately 107, and the number of beneficial holders of the Company’s Common Stock held in street name by various security clearing houses is estimated by management to be an additional 1,805 holders.

The Company has not declared any dividends on its Common Stock since January 31, 2003, and does not plan on any dividend payments in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of Common Stock. As of January 31, 2004, 6,522,521 options have been granted under these plans.

The following table provides information as of January 31, 2004, with respect to securities authorized for issuance under equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	5,023,291	$2.29	1,477,479

Equity compensation plans not approved by security holders	0	N/A	0

Recent sales of unregistered securities

Subsequent to October 31, 2003, the Company sold shares in private offerings to the following directors and senior and executive officers:

Name	Title	Date	Shares	Cash Consideration
John Leighton	CEO & President	November 17, 2003	53,648	$125,000
Michael Silver	SVP & Head of OTC Trading	November 17, 2003	53,648	$125,000
John Leighton	CEO & President	November 21, 2003	21,459	$ 50,000
Robert Slezak	Director and Chairman of the Audit Committee	November 21, 2003	85,836	$200,000
Alfred Duncan	Independent Director	November 21, 2003	5,000	$ 11,650
Andrew Wimpfheimer	Independent Director	November 21, 2003	128,755	$300,000
John Cunningham	SVP & Chief Administrative Officer	January 9, 2004	12,500	$ 21,875
Michael Silver	SVP & Head of OTC Trading	February 25, 2004	50,000	$105,000
Robert Thornton	SVP, Controller	February 25, 2004	25,000	$ 52,500

The Company sold an additional 564,286 shares in private offerings to non-executive and non-senior officer employees and private investors for a total consideration of $1,010,000 between November 21, 2003 and February 25, 2004. All of the above sales consisted of sales of common stock without registration and subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

Proceeds from the issuance of common stock as described in this Item 2 of this Form 10-Q were used for the Company’s working capital to increase the Company’s level of shareholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

Item 6. Selected Financial Data.

The selected historical consolidated financial data presented below for the five years ended January 31, 2004, were derived from the Company’s consolidated financial statements. This data should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

The selected financial data for the year ended January 31, 2004 has been derived from the consolidated financial statements audited by Ernst & Young, LLP, certified public accountants, whose report with respect to the fiscal year ended January 31, 2004 is included in this Annual Report on Form 10-K. The selected financial data for each of the two years in the period ended January 31, 2003 have been derived from financial statements audited by Sanville & Company, certified public accountants, whose report with respect thereto appears elsewhere in this Annual Report. The selected financial data for each of the two years in the period ended January 31, 2001 have been derived from financial statements audited by Vincent R. Vassallo, certified public accountant.

	January 31,
	2004	2003	2002	2001	2000

STATEMENTS OF FINANCIAL CONDITION DATA:
Assets	$12,947,385	$9,063,178	$16,567,767	$35,689,372	$36,794,290
Liabilities	8,196,483	6,625,349	8,075,430	9,913,990	12,948,157
Subordinated loans	2,000,000	3,000,000	2,000,000	2,000,000	2,000,000
Minority interest in subsidiary	—	—	—	1,923,462	680,852
Stockholders’ equity	2,750,902	(562,171)	6,492,337	21,851,920	21,165,281

	For the Year Ended January 31,
	2004	2003	2002	2001	2000
STATEMENTS OF OPERATIONS DATA:
REVENUES
Net trading revenues	$17,922,780	$7,659,032	$15,173,605	$66,937,422	$57,690,503
Commissions	1,296,896	997,660	1,149,168	1,951,047	1,992,818
Underwriting and investment banking fees	185,548	295,346	77,657	2,274,166	1,621,399
Gain on sale of subsidiary	—	—	23,997	—	—
Interest and other	361,620	319,551	1,285,425	1,227,089	816,820

Total revenues	19,766,844	9,271,589	17,709,852	72,389,724	62,121,540

EXPENSES
Employee compensation and benefits	11,998,428	6,992,365	10,341,313	30,886,661	28,516,771
Execution and clearance charges	4,056,383	2,672,898	7,516,361	28,930,685	18,620,819
Professional fees	2,339,357	876,851	986,957	3,027,445	1,276,145
Communications and data processing	2,331,515	2,774,176	4,793,450	4,875,907	4,616,220
Occupancy and equipment rentals	1,376,469	1,299,593	1,120,274	1,044,700	1,034,680
Postage, printing and office supplies	540,665	484,105	1,146,588	1,456,289	945,876
Business development	523,196	318,708	752,732	1,292,837	841,989
Depreciation and amortization	178,265	94,043	218,208	429,909	388,817
Interest expense	128,123	124,672	78,464	141,140	145,929
NASD arbitration settlements	(168,610)	321,996	5,000,000	—	—
Impairment of investment	—	94,817	1,184,008	—	—
Restatement costs	505,612	—	—	—	—
Other expenses	1,105,062	749,043	2,392,115	1,801,121	2,123,690

Total expenses	24,914,465	16,803,267	35,530,470	73,886,694	58,510,936

INCOME (LOSS) BEFORE TAXES	(5,147,621)	(7,531,678)	(17,820,618)	(1,496,970)	3,610,604
PROVISION FOR (BENEFIT FROM) INCOME TAXES	32,765	23,977	(2,234,474)	241,990	2,123,699
MINORITY INTEREST	—	—	767,855	800,099	100,920

NET INCOME (LOSS)	$(5,180,386)	$(7,555,655)	$(14,818,289)	$(938,861)	$1,587,825

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussions should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our consolidated financial position and consolidated results of operations and require the application of significant judgment by our management or can be materially affected by changes, from period to period, in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. The following discusses our critical accounting policies and estimates.

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

Allowance for doubtful accounts—In the third quarter of fiscal 2003, the Company began recording an allowance against accounts receivable from trading and sales personnel. That allowance is $360,697 at January 31, 2004. Accounts receivable from trading and sales personnel represent amounts owed to the Company by its traders and sales persons for draws (i.e., advance compensation payments) in excess of their profits and commissions earned. New management has assessed the probability of collection for each receivable and has established an allowance consistent with that assessment. However, estimating the allowance is highly subjective, and estimates may differ significantly from the actual amount because the majority of our traders and sales persons are new to the Company, and the Company’s new management does not have a lengthy history about collections from its traders and sales persons. We will reassess and refine our methodology continuously as the new management accumulates sufficient history of collections from its traders and sales persons, and that process may result in changes to our estimates.

Capitalization of proprietary software—During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $773,203 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of January 31, 2004. Of that amount, $455,784 represents software that is still in development and is not being amortized while $317,419 represents software that has been placed in service and is being amortized. Capitalized software in service is amortized over its estimated useful life of three years.

Contingent liabilities—As discussed in Note 18 of Notes to Consolidated Financial Statements, the Company is the defendant in several law suits or arbitrations brought by brokerage customers or investors who purchased securities in offerings for which the Company acted as underwriter or placement agent. The claims in these actions represent contingent liabilities, which are accounted for under SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5. a loss and a liability is recorded for a settlement or award when management concludes that such loss is probable and can be reasonably estimated. In many of the actions described in Note 18, we intend to vigorously defend ourselves, and/or are presently unable to predict the outcome, and therefore to date have not accrued for any losses. However, as these actions proceed and more information becomes available, our assessment of the future outcome of a matter may change or, notwithstanding our defenses, we may choose to settle a matter or a plaintiff may receive an award, at which time a loss may be recorded. The actual future outcomes of these matters may differ from our assessments at any point in time, and significant differences could have a material affect on our financial position and results of operations.

Income taxes—As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as stock compensation, the valuation of financial instruments, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for net operating loss carryforwards. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by the extent to which we establish a valuation allowance or the increase or decrease in the allowance during a period. To date, we have recorded a valuation allowance of $11,657,935, the entire amount of our deferred tax assets (primarily net operating loss carryforwards), as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The FASB subsequently revised and issued FIN No. 46 (Revised) in December 2003. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Before FIN No. 46, VIEs were commonly referred to as SPEs. As the Company does not have any interests in VIEs, the adoption of this statement did not have an effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB No. 133 Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for derivative contracts and hedging instruments entered into after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and must be applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of this statement did not have an effect on our consolidated financial statements.

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

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors include, without limitation the Company’s ability to:

•	finance and manage expected growth;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	attract new subscribers while minimizing subscriber attrition;

•	address legal proceedings in an effective manner;

•	the adoption of new, or changes in, accounting principles;

•	the value of our securities positions and our ability to manage the risks attendant thereto;

•	the volume of our market-making activities;

•	the dollar value of securities traded;

•	volatility in the securities markets;

•	the demand for our investment banking and advisory services;

•	investor sentiment;

•	seasonality;

•	our ability to manage personnel, overhead and other expenses;

•	changes in payments for order flow and clearing costs;

•	the changes in senior management and sales, trading and technology professionals;

•	legislative, legal and regulatory changes;

•	regulatory matters;

•	technological changes and events; and

•	competition and market and macroeconomic conditions.

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

For example, in the calendar years 2003 and 2002, several equity market makers withdrew from providing market-making services or scaled back the number of stocks in which they make markets.

Revenues

Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which consists of trading gains, net of trading losses and commission equivalents, is primarily affected by changes in U.S. equity trade and share volumes, our average revenue capture per share, dollar value of equities traded, our ability to properly manage inventory positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

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

We also earned commissions from our retail customers, which are primarily affected by changes in our retail customers’ trade and share volume, changes in the number of retail customer accounts, as well as changes in commission rates. As a part of the new management’s focus on market making activities, the Company exited the retail business and transferred the majority of our retail customer accounts to GunnAllen Financial, Inc. on March 27, 2004.

We earn underwriting and advisory fees from our corporate clients, mostly on an agency basis. Underwriting and investment banking fees are primarily affected by the level of underwriting and advisory assignments we obtain, as well as volatility in the marketplace and investor sentiment.

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

•	Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for execution and clearance costs and overhead allocations. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees.

•	Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs and exchanges.

•	Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance. Communication and data processing fees primarily fluctuate based on the number of our sales and trading professionals.

Other operating expenses are:

•	Occupancy and equipment rentals expense, which primarily consists of rental payments on office and equipment leases.

•	Professional fees, which consist of legal, auditing and other professional fees, as well as fees paid to computer programming, systems and management consultants.

•	Postage, printing and office supplies expense which consists of expenditures related to mail, overnight shipping costs, and office supplies.

•	Business development expense, which primarily consists of travel, entertainment and advertising costs.

•	Depreciation and amortization expense from the depreciation of furniture and equipment and the amortization of leasehold improvements and capitalized software.

•	Interest expense, which primarily relates to subordinated debt interest.

•	Other expenses, which primarily consist of administrative expenses and other operating costs such as regulatory fees and general office expenses.

The following table sets forth, for the periods indicated, the results of operations as presented in the Company’s Statements of Operations included in Item 8. Financial Statements and Supplementary Data:

	2004	2003	2002

REVENUES
Net trading revenues	$17,922,780	$7,659,032	$15,173,605
Commissions	1,296,896	997,660	1,149,168
Underwriting and investment banking fees	185,548	295,346	77,657
Gain on sale of subsidiary	—	—	23,997
Interest and other	361,620	319,551	1,285,425

Total revenues	19,766,844	9,271,589	17,709,852

EXPENSES
Employee compensation and benefits	11,998,428	6,992,365	10,341,313
Execution and clearance charges	4,056,383	2,672,898	7,516,361
Professional fees	2,339,357	876,851	986,957
Communication and data processing	2,331,515	2,774,176	4,793,450
Occupancy and equipment rentals	1,376,469	1,299,593	1,120,274
Postage and shipping	540,665	484,105	1,146,588
Business development	523,196	318,708	752,732
Depreciation and amortization	178,265	94,043	218,208
Interest expense	128,123	124,672	78,464
NASD arbitration settlements	(168,610)	321,996	5,000,000
Impairment of investment	—	94,817	1,184,008
Restatement costs	505,612	—	—
Other expenses	1,105,062	749,043	2,392,115

Total expenses	24,914,465	16,803,267	35,530,470

Loss before income taxes and tax benefits	(5,147,621)	(7,531,678)	(17,820,618)
Provision for (benefit from) income taxes	32,765	23,977	(2,234,474)
Minority interest	—	—	767,855

Net loss	$(5,180,386)	$(7,555,655)	$(14,818,289)

Basic loss per share of common stock	$(0.53)	$(1.13)	$(2.24)

Diluted loss per share of common stock	$(0.53)	$(1.13)	$(2.24)

Weighted average number of shares outstanding	9,717,730	6,661,377	6,616,329

Diluted weighted average number of shares outstanding	9,717,730	6,661,377	6,616,329

CALCULATION OF EARNINGS PER SHARE

The calculation of earnings (loss) per share on the financial statements included in this report is based on the weighted average number of shares outstanding, as calculated.

FISCAL YEAR 2004 COMPARED WITH FISCAL YEAR 2003

The net loss for the fiscal year ended January 31, 2004 was $5.2 million, resulting in a loss per share on a fully diluted basis of $0.53. This compares to a net loss of $7.6 million and loss per share of $1.13 on a fully diluted basis in the fiscal year ended January 31, 2003.

In 2004, total revenues increased 113.2% to $19.8 million, from $9.3 million in 2003, primarily due to increased net trading revenues from our U.S. securities market-making activities.

Expenses increased 48.3% to $24.9 million in 2004, from $16.8 million in 2003, primarily as a result of increases in execution and clearance fees, employee compensation and benefits and professional fees.

Revenues

Net trading revenue from market-making activities increased 134.0% to $17.9 million in 2004, from $7.7 million in 2003. The increase was primarily due to increases in trade and share volumes in 2004 compared to 2003. Volume increased due to both an overall increase in market volume and an increase in our market share resulting from the expansion and upgrading of our market-making operation.

Underwriting and investment banking fees decreased 37.2% to $185,548 in 2004, from $295,346 in 2003. This decrease is due to an absence of any significant underwriting transactions or advisory contracts in 2004.

Commissions increased 30.0% to $1.3 million in 2004, from $1.0 million in 2003. This increase is due to both increased market volume as well as an increase in our market share in commission-based business in 2004.

Interest and other income increased 13.2% to $361,620 in 2004, from $319,551 in 2003. This increase was primarily due to higher balances held at banks and our clearing brokers.

Expenses

Employee compensation and benefits expense increased 71.6% to $12.0 million in 2004, from $7.0 million in 2003. The increase was primarily due to higher sales and trading payouts as a result of increased gross trading profits and margins, as well as the hiring of experienced senior management, sales and trading professionals. These increases were partially offset by the effects of reductions of sales and trading professionals that were replaced with more experienced personnel, the elimination of our retail business, and the forfeiture of $0.6 million of salaries by management personnel.

Execution and clearance fees increased 51.8% to $4.1 million in 2004, from $2.7 million in 2003. The increase is due to increased trade and share volume as well as increased costs related to executing orders through ECN’s.

Communications and data processing expense decreased 16.0% to $2.3 million in 2004, from $2.8 million in 2003. The decrease was generally attributable to the decrease in the headcount discussed above and cost reduction measures, including the elimination of redundant equipment and services, and savings generated from the competitive bidding of certain contracts.

Occupancy and rental expense increased 5.9% to $1.4 million in 2004, from $1.3 million in 2003.

Professional fees increased 166.8% to $2.3 million in 2004, from $0.9 million in 2003. The increase is primarily due to increased legal costs associated with outstanding litigation and arbitration matters as well as increased audit fees.

Postage, printing and office supplies increased 11.7% to $540,665 in 2004 from $484,105 in 2003.

Business development expense increased 64.2% to $523,196 in 2004, from $318,708 in 2003. The increase is attributable to higher advertising, travel and entertainment costs compared to 2003 due to the implementation of our new business model.

Depreciation and amortization increased 89.6% to $178,265 in 2004, from $94,043 in 2003. This increase is primarily due to an increase in technology and software development expenditures in 2004.

Interest expense increased 2.7% to $128,123 in 2004, from $124,672 in 2003.

Expenses related to NASD arbitration settlements were $168,610 credit in 2004 as compared to a $321,996 charge in 2003. In May 2003, the Company completed a transaction with Mr. Meyerson totaling $1,350,000 (the “Transaction”). As part of the Transaction, the Company received a reimbursement of Company expenses of $240,000 with respect to the NASD arbitration settlement in connection with the claim in C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc. (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”). This charge was originally recorded in 2003.

An impairment charge of $94,817 was recognized in 2003 on our investment in ViewTrade, with no impairment charge recognized in 2004 (see Note 6 of Notes to Consolidated Financial Statements).

Restatement costs of $505,612 were incurred in 2004 in connection with our restatement of our 2001, 2002, 2003 and interim 2004 financial statements (see Note 2 of Notes to Consolidated Financial Statements).

Other expense increased 47.5% to $1.1 million in 2004, from $0.7 million in 2003. This increase was primarily attributable to increased expenditures consistent with our new business model.

FISCAL YEAR 2003 COMPARED WITH FISCAL YEAR 2002

The net loss for the fiscal year ended January 31, 2003 was $7.6 million, resulting in a loss per share on a fully diluted basis of $1.13. This compares to a net loss of $14.8 million and loss per share of $2.24 on a fully diluted basis in the fiscal year ended January 31, 2002.

In 2003, total revenues decreased 47.6% to $9.3 million, from $17.7 million in 2002, primarily due to decreased net trading revenues from our U.S. securities market-making activities. That was due to the continuing effects of decimalization and other market structure changes, competition and declining market conditions, as well as $1 million in insurance recovery in 2002 related to an arbitration settlement (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”).

Expenses decreased 52.7% to $16.8 million in 2003, declining from $35.5 million in 2002, primarily as a result of decreases in execution and clearance fees, employee compensation and benefits and communications and data processing fees, as well as the effect on 2002 expenses of a $5 million arbitration settlement (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”). The Company has provided a full valuation allowance related to future tax benefits.

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

Commissions decreased 13.2% to $1 million in 2003, from $1.1 million in 2002. This decrease is primarily due to lower commission volumes from retail customers.

Interest and other income decreased 75.1% to $319,551 in 2003, from $1.3 million in 2002. This decrease was primarily due to the positive effect on 2002 of a $1 million in insurance recovery related to an arbitration settlement (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”).

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

Other expense decreased 68.7% to $0.7 million in 2003, from $2.4 million in 2002. This decrease was primarily attributable to lower expenditures on overheads consistent with the decline in revenues and reduction in headcount.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash (principally receivables from brokers and dealers and securities owned) represent 74% and 61% of total assets at January 31, 2004 and January 31, 2003, respectively. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on Nasdaq, on the OTC Bulletin Board and in the Pink Sheets.

The Company also maintains cash balances at our clearing brokers, SLK and Fiserv, in accordance with our clearing agreements, which are required for us to conduct our operations. We are required to maintain a minimum of $1,000,000 in cash or securities at SLK, and $100,000 in clearing deposits at Fiserv, at all times. We maintained cash balances at SLK and Fiserv of $3,311,739 and $169,148 at January 31, 2004, and $2,694,796 and $269,603 at January 31, 2003, respectively. We are restricted from using the cash balances at SLK and Fiserv based on our margin requirements, which are determined based on our securities inventory levels. In addition, we had $509,355 and $508,850 in cash at Bear Stearns, our former clearing broker, at January 31, 2004 and 2003, respectively, in connection with a NASD arbitration settlement. The cash balance at Bear Stearns is being held subject to the resolution of the arbitration settlement related to C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc. (See Item 3. Legal Proceedings, “C.V.I. Group Arbitration”), and is not available for use by the Company for any other purpose. The restricted cash above is included in ‘Receivables from brokers and dealers’.

Net cash used in operating activities was $5,740,172 in 2004, $1,062,560 in 2003, and $8,232,689 in 2002, respectively. Our net cash used in operating activities is materially impacted by changes in our results of operations, as well as the level of our long and short securities positions, and the cash and equity balances at our clearing brokers. The negative operating cash flows in each of 2004, 2003 and 2002 were principally financed by the Company’s cash on hand at the beginning of those years, as well as from the issuance of common stock or subordinated loans during each year.

Net cash used in investing activities was $1,099,996 in 2004 and $1,392,122 in 2002, compared to $72,385 provided by investing activities in 2003, respectively. The 2004 investing outflows resulted from the purchase of fixed assets and the capitalization of internally developed software during the year. The cash inflows in 2003 were primarily due to the disposition of certain non-marketable investments. The 2002 cash outflows were primarily due to the disposal of our subsidiary, eMeyerson.com, and the resultant relinquishment of our share of the cash in the subsidiary.

Net cash provided by financing activities was $8,254,423, $1,100,297, and $24,208 for the years ended January 31, 2004, 2003 and 2002, respectively. The net increase in 2004 was due to a combination of two common stock private placements totaling $4,995,725, two cash contributions to equity totaling $1,830,000, a sale of assets totaling $980,000 and option exercises totaling $448,698. On June 12, 2003, the Company completed a private placement in which shares of Company common stock were offered without registration and subject to restrictions under the Securities Act, and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws (the “Private Placement”). The Private Placement consisted of two tranches: (i) the first tranche began at the end of March 2003 and ended in the first week of April 2003 in which the Company raised $955,000 through the issuance of 636,666 shares of Common Stock; and (ii) the second tranche began in mid-May 2003 and concluded on June 12, 2003 in which the Company raised an additional $1,462,500 through the issuance of 974,997 shares of Common Stock. The second private placement commenced in October 2003 and raised $1,933,984 through the issuance of 954,118 shares of common stock and 5,000 warrants to the Company’s directors and employees, and private investors through January 31, 2004. The Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash of $1,700,000 on October 17, 2003. In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000, whereby he made a $130,000 cash contribution to equity, he purchased $980,000 of assets and he reimbursed the Company for $240,000 of expenditures related to certain regulatory matters. The net increase in 2003 was due to the issuance of our common stock through a private placement for $100,000 to a member of our new management team, and the issuance of additional subordinated debt of $1,000,000 to Mr. Leighton and Joelle A. Meyerson, the spouse of Mr. Meyerson. The net increase in 2002 was due to issuance of our common stock to our employees who exercised their stock options, offset by the repurchase and retirement of treasury stock.

All proceeds from the issuance of common stock and warrants during the year ended January 31, 2004 were used for the Company’s working capital purposes and to increase the Company’s level of stockholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

The Company currently does not have any outstanding bank borrowings or long-term debt, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of January 31, 2004 are summarized below:

	Payments due in
For the years ended January 31	2005	2006-2007	2008-2009	2010- Thereafter	Total
Operating lease contracts(1)	$1,153,469	$1,831,710	$1,819,233	$2,233,150	$7,037,562
Guaranteed employment contracts	1,125,000	400,000	—	—	1,525,000

Total	$2,278,469	$2,231,710	$1,819,233	$2,233,150	$8,562,562

(1) Note 18 to the Consolidated Financial Statements included in Item 8, ‘Financial Statements and Supplementary Data’.

Off-Balance Sheet Arrangements

As of January 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In the course of the Company’s business, it maintains inventory, consisting mainly of Nasdaq and OTC securities and municipal bonds. The market value of the Company’s inventory was $3.2 million in long positions and $0.5 million in short positions at January 31, 2004 and $1.1 million in long positions and $0.2 million in short positions at January 31, 2003. The loss to the Company, assuming a 10% decline in prices, would be $274,152 due to the losses on the long positions being partially offset by gains on the short positions.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Shareholders and Board of Directors

of Crown Financial Group, Inc. (formerly

M.H. Meyerson & Co., Inc.)

We have audited the accompanying consolidated statement of financial condition of Crown Financial Group, Inc. (the “Company”) as of January 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Financial Group, Inc. at January 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

New York, New York	/s/ Ernst & Young, LLP
April 5, 2004

INDEPENDENT AUDITOR’S REPORT

To the Shareholders and

Board of Directors

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC.)

We have audited the accompanying consolidated statements of financial condition of CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M. H. MEYERSON & CO., INC., as of January 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, after the restatement described in Note 2, present fairly, in all material respects, the financial position of CROWN FINANCIAL GROUP, INC., as of January 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Abington, Pennsylvania	/s/ Sanville & Company
March 20, 2003, except for the matters	Certified Public Accountants
disclosed in notes 2, 20 and 22, (from the January 31, 2003 10-K/A filed March 9, 2004) as to which the date is March 9, 2004

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Consolidated Statements of Financial Condition

January 31, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents (Note 2)	$2,375,720	$961,465
Deposit with and receivables from brokers and dealers (Note 8)	3,990,242	3,473,248
Securities owned, held at clearing brokers, at market value (Notes 2 and 4)	3,233,596	1,128,631
Other investments (Notes 2 and 12)	107,236	778,597
Furniture, equipment, capitalized software and leasehold improvements, net of accumulated depreciation and amortization (Notes 2 and 7)	1,725,426	632,334
Receivables from trading and sales personnel, net of reserve (Note 2)	186,641	730,139
Insurance recovery receivable	1,000,000	1,000,000
Income tax receivable	—	24,669
Prepaid expenses	214,548	277,619
Other assets	113,976	56,476

Total assets	$12,947,385	$9,063,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities sold, not yet purchased (Notes 2 and 4)	$492,081	$222,663
Accrued compensation expense	1,250,573	254,682
Accrued NASD arbitration award	5,000,000	5,000,000
Accounts payable and accrued expenses	1,453,829	1,148,004

Total liabilities	8,196,483	6,625,349

Commitments and contingent liabilities (Note 18)

Subordinated loans (Note 13)	2,000,000	3,000,000

Stockholders’ Equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 11,425,333 shares issued and outstanding at January 31, 2004 and 7,556,964 shares issued and outstanding at January 31, 2003 (Note 17)	114,253	75,570
Unearned compensation (Note 2)	(65,215)	(97,071)
Notes receivable from stock issuance	—	(200,000)
Treasury stock (200,000 shares)	(200,000)	—
Additional paid-in capital	25,295,796	16,872,876
Accumulated deficit	(22,393,932)	(17,213,546)

Total stockholders’ equity	2,750,902	(562,171)

Total liabilities and stockholders’ equity	$12,947,385	$9,063,178

The accompanying notes are an integral part of these consolidated financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Consolidated Statements of Operations

For the Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002
REVENUES
Net trading revenues	$17,922,780	$7,659,032	$15,173,605
Commissions	1,296,896	997,660	1,149,168
Underwriting and investment banking fees	185,548	295,346	77,657
Gain on sale of subsidiary	—	—	23,997
Interest and other	361,620	319,551	1,285,425

Total revenues	19,766,844	9,271,589	17,709,852

EXPENSES
Employee compensation and benefits	11,998,428	6,992,365	10,341,313
Execution and clearance charges	4,056,383	2,672,898	7,516,361
Professional fees	2,339,357	876,851	986,957
Communication and data processing	2,331,515	2,774,176	4,793,450
Occupancy and equipment rentals	1,376,469	1,299,593	1,120,274
Postage, printing and office supplies	540,665	484,105	1,146,588
Business development	523,196	318,708	752,732
Depreciation and amortization	178,265	94,043	218,208
Interest expense	128,123	124,672	78,464
NASD arbitration settlements (Note 2)	(168,610)	321,996	5,000,000
Impairment of investment (Note 6)	—	94,817	1,184,008
Restatement costs (Note 2)	505,612	—	—
Other expenses	1,105,062	749,043	2,392,115

Total expenses	24,914,465	16,803,267	35,530,470

Loss before income taxes and tax benefits	(5,147,621)	(7,531,678)	(17,820,618)
Provision for (benefit from) income taxes (Notes 2 and 15)	32,765	23,977	(2,234,474)
Minority interest	—	—	767,855

Net loss	$(5,180,386)	$(7,555,655)	$(14,818,289)

Basic loss per share of common stock (Note 2)	$(0.53)	$(1.13)	$(2.24)

Diluted loss per share of common stock (Note 2)	$(0.53)	$(1.13)	$(2.24)

Weighted average number of shares outstanding	9,717,730	6,661,377	6,616,329

Diluted weighted average number of shares outstanding	9,717,730	6,661,377	6,616,329

The accompanying notes are an integral part of these consolidated financial statements.

Certain prior period amounts have been recast to conform to the current presentation

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended January 31, 2004, 2003 and 2002

	Common Stock		Unearned Compensation	Notes Receivable From Stock Issuance	Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2001	6,625,715	$66,257	$—	$(200,000)	$—	$16,825,265	$5,160,398	$21,851,920
Net loss	—	—	—	—	—	—	(14,818,289)	(14,818,289)
Options granted	—	—	—	—	—	(568,750)	—	(568,750)
Options exercised	9,799	98	—	—	—	24,400	—	24,498
Income tax benefit—stock options exercised	—	—	—	—	—	3,248	—	3,248
Treasury stock retired	(29,000)	(290)	—	—	—	—	—	(290)

Balances at January 31, 2002	6,606,514	66,065	—	(200,000)	—	16,284,163	(9,657,891)	6,492,337
Net loss	—	—	—	—	—	—	(7,555,655)	(7,555,655)
Shares issued	200,000	2,000	—	—	—	98,000	—	100,000
Shares issued as compensation	750,000	7,500	—	—	—	390,000	—	397,500
Options granted	—	—	(97,071)	—	—	100,421	—	3,350
Options exercised	450	5	—	—	—	292	—	297

Balances at January 31, 2003	7,556,964	75,570	(97,071)	(200,000)	—	16,872,876	(17,213,546)	(562,171)
Net loss							(5,180,386)	(5,180,386)
Purchase of common stock for treasury	—	—	—	200,000	(200,000)	—	—	—
Shares and warrants issued	3,149,056	31,490	—	—	—	4,964,235	—	4,995,725
Subordinated debt converted to equity	366,838	3,668	—	—	—	996,332	—	1,000,000
Cash contributions to equity	—	—	—	—	—	1,830,000	—	1,830,000
Options granted	—	—	(170,968)	—	—	187,180	—	16,212
Amortization of unearned compensation	—	—	202,824	—	—	—	—	202,824
Options exercised	352,475	3,525	—	—	—	445,173	—	448,698

Balances at January 31, 2004	11,425,333	$114,253	$(65,215)	$—	$(200,000)	$25,295,796	$(22,393,932)	$2,750,902

The accompanying notes are an integral part of these consolidated financial statements

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(5,180,386)	$(7,555,655)	$(14,818,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,265	94,043	218,208
Common stock and options issued as compensation	219,036	400,850	(568,750)
Minority interest	—	—	(767,855)
Impairment of investment	—	94,817	1,184,008
Gain on sale of subsidiary	—	—	(23,997)
Income tax benefit from stock options exercised	—	—	(3,248)
Reserve for receivables from trading and sales personnel	360,697	—	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Deposit with and receivables from brokers and dealers	(516,994)	1,712,024	(1,908,058)
Securities owned	(2,104,965)	3,097,467	9,432,161
Receivables from trading and sales personnel	(297,199)	(428,263)	(301,876)
Insurance recovery	—	—	(1,000,000)
Income tax receivable	24,669	2,423,021	1,311,123
Prepaid expenses	63,071	(93,168)	(184,451)
Other assets	(57,500)	642,385	1,006,884
Increase (decrease) in liabilities:
Payable to brokers and dealers	—	(166,864)	166,864
Securities sold, not yet purchased	269,418	(1,034,826)	(1,595,728)
Accrued compensation expense	995,891	(479,824)	(3,538,553)
Accrued NASD arbitration awards	—	—	5,000,000
Accounts payable and accrued expenses	305,825	231,433	(1,841,132)

Net cash used in operating activities	(5,740,172)	(1,062,560)	(8,232,689)

Cash flows from investing activities:
Other investments	171,361	72,025	(71,763)
Cash relinquished on disposal of subsidiary	—	—	(1,312,796)
Fixed asset purchases and software capitalizations, net of disposals	(1,271,357)	360	(7,563)

Net cash (used in) provided by investing activities	(1,099,996)	72,385	(1,392,122)

Cash flows from financing activities:
Proceeds from subordinated loans	—	1,000,000	—
Treasury stock purchased and retired	—	—	(290)
Sale of assets to related party	980,000	—	—
Cash contributions to equity	1,830,000	—	—
Common stock issued	4,995,725	100,000	—
Options exercised	448,698	297	24,498

Net cash provided by financing activities	8,254,423	1,100,297	24,208

Net increase (decrease) in cash and cash equivalents	1,414,255	110,122	(9,600,603)
Cash and cash equivalents at beginning of year	961,465	851,343	10,451,946

Cash and cash equivalents at end of year	$2,375,720	$961,465	$851,343

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$100,839	$29,299	$78,464
Income taxes	$23,804	$—	$274,018

The accompanying notes are an integral part of these consolidated financial statements.

Certain prior period amounts have been recast to conform to the current presentation.

CROWN FINANCIAL GROUP, INC.

(formerly M. H. MEYERSON & CO., INC. )

Notes to Consolidated Financial Statements

1. ORGANIZATION

CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M.H. MEYERSON & CO., INC. is a registered broker dealer with the United States Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers (“NASD”). The Company provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations. The Company, like other broker dealers, is directly affected by general economics and market conditions, including fluctuations in volume and price level of securities, changes in interest rates, all of which have an impact on the Company’s liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its more than 50% owned subsidiary eMeyerson.com, Inc. (the “Subsidiary”). During the second quarter of fiscal year ended January 31, 2002 the Company disposed of its interest in the Subsidiary through a merger with an affiliate of ViewTrade, Inc. (“ViewTrade”). Prior to the transaction, the Company owned approximately 54% of the Subsidiary, which is consolidated in the Company’s financial statements through the date of sale of July 25, 2001. After the transaction, the Company’s present interest in ViewTrade Holding Corporation, the parent company of ViewTrade, is approximately 15% and is included in Other Investments.

The consolidated financial statements also include its wholly owned subsidiary, Crown Financial International Limited (“CFIL”), which was established on June 2, 2003, in London, England.

All significant intercompany balances and transactions have been eliminated.

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

Securities Owned, Securities Sold, Not Yet Purchased and Related Revenue Recognition

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

The market value of securities owned, and securities sold, not yet purchased, which consist of equities, corporate obligations, United States government obligations, and state and municipal obligations, is determined by the Company utilizing quoted market prices, dealer quotes and prices obtained from independent third parties.

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

Other Investments

Other investments, which include the Company’s investment in ViewTrade, Inc., are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments.

Furniture, Equipment, Capitalized Software and Leasehold Improvements

Furniture and equipment is stated at cost, less accumulated depreciation. Office furniture and equipment are depreciated over their estimated useful lives, ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the estimated economic life of the improvements.

During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $773,203 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of January 31, 2004. Of that amount, $455,784 represents software that is still in development and is not being amortized while $317,419 represents software that has been placed in service and is being amortized. Capitalized software in service is amortized over its estimated useful life of three years.

Receivables from Trading and Sales Personnel

Some trading and sales personnel receive draws, which represent advances against future commission payments. Receivables from trading and sales personnel result when the cumulative earned commission payments are less than the cumulative draws paid. The Company expects to collect these receivables from future earned commissions.

The Company has established a reserve as an offset to the receivable balance on the basis of a review of historical collections and estimates of future collections. At January 31, 2004, the reserve amount is $360,697.

Stock Based Compensation

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of Common Stock. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period). The Company recognized $152,036 and $3,350 of compensation expense on such grants during the years ended January 31, 2004, and 2003, respectively. In addition, options which are repriced are subject to variable accounting, whereby the intrinsic value of these options are measured at each reporting period and recognized as compensation expense, until the options are exercised, forfeited or expire. The Company recognized $783,750 of compensation benefit on such grants during the year ended January 31, 2002, representing a decrease in the intrinsic value which had been recognized as compensation expense in prior periods.

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest. The Company recognized $67,000 and $215,000 of expense on such grants during the years ended January 31, 2004, and 2002, respectively.

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the

Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the Year ended January 31,
	2004	2003	2002
Risk free interest rate	2.81%	2.53%	4.03%
Weighted average expected life of options (years)	4.00	4.00	3.52
Expected volatility of Company’s common stock	170%	178%	122%
Expected dividends	—	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS No. 123:

	For the Year ended January 31,
	2004	2003	2002
Net loss as restated and reported	$(5,180,386)	$(7,555,655)	$(14,818,289)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(2,037,482)	(138,984)	(484,470)
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards	219,036	3,350	(568,750)

Pro forma net loss	$(6,998,832)	$(7,691,289)	$(15,871,509)

Earning per share:
Basic and diluted net loss per share as reported	$(0.53)	$(1.13)	$(2.24)
Basic and diluted pro forma net loss per share	$(0.72)	$(1.15)	$(2.40)

The weighted average fair value of the stock options granted was $2.33, $0.62 and $0.80 for the years ended January 31, 2004, 2003 and 2002.

The stratified weighted average exercise price and weighted average grant-date fair value of options granted are as follows:

Year Ended January 31, 2004

Exercise Price Compared to Market Price	Number Granted	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value

Less than market price	276,500	$0.76	$1.18
Equal to market price	3,956,248	2.59	2.37
Greater than market price	80,000	4.05	3.62

Year Ended January 31, 2003

Exercise Price Compared to Market Price	Number Granted	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value

Less than market price	345,000	$0.52	$0.78
Equal to market price	288,712	0.40	0.37
Greater than market price	124,000	2.19	0.69

Year Ended January 31, 2002

Exercise Price Compared to Market Price	Number Granted	Weighted- Average Exercise Price	Weighted- Average Grant-Date Fair Value

Less than market price	67,500	$1.21	$1.08
Equal to market price	261,401	1.29	0.94
Greater than market price	—	—	—

Unearned Compensation

Unearned compensation represents the portion of option related charges which will be amortized as compensation expense over the remainder of the applicable vesting periods.

NASD Arbitration Settlements

In the year ended January 31, 2002, the Company recorded a $5,000,000 charge related to the C.V.I. Group Arbitration, as discussed in Note 18. In the year ended January 31, 2003, the Company recorded $321,996 of additional NASD settlements, including a $240,000 settlement related to a regulatory matter. In the year ended January 31, 2004, the Company recorded a credit of $168,610 related to NASD settlements, which is comprised of $71,390 of settlements related to regulatory matters and a $240,000 credit representing Martin H. Meyerson’s reimbursement of the previous year charge, as discussed at Note 12.

Restatement Costs

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

As a result of the findings of the review, the Company restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding 2003 interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. The restated financial statements were filed with the SEC in March, 2004 in amended annual and quarterly reports.

The internal review and the restatement of the financial statements required significant outside resources in the form of accounting services in order to complete the process on a timely basis. The direct accounting costs isolated as Restatement Costs represent the professional fees incurred during the year ended January 31, 2004 related to this project. During the two months subsequent to January 31, 2004, an additional $283,775 of Restatement Costs were incurred in order to complete the restatement project.

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) have been calculated by dividing net loss by the weighted average shares of Common Stock outstanding during the year. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended January 31, 2004:

	Year ended January 31, 2004
	Numerator/ Net Loss	Denominator/ Shares
Loss and shares used in basic calculations	$(5,180,386)	9,717,730
Effect of dilutive stock based awards	—	—
Loss and shares used in diluted calculations	(5,180,386)	9,717,730

Basic earnings per share	$(0.53)
Diluted earnings per share	$(0.53)

At January 31, 2004, 5,023,291 stock options were outstanding but were considered anti-dilutive and were properly excluded from the calculation of weighted average shares for diluted EPS.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities. The FASB subsequently revised and issued Financial Interpretation (“FIN”) No. 46 (Revised) in December 2003. FIN No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Before FIN No. 46, VIEs were commonly referred to as special purpose entities. As the Company does not have any interests in VIEs, the adoption of this statement did not have an effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB No. 133 Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for derivative contracts and hedging instruments entered into after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and must be applied to all financial instruments at the beginning of the third quarter of 2003. The adoption of this statement did not have an effect on the Company’s consolidated financial statements.

4. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

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

	January 31,
	2004	2003
Securities owned, marketable:
State and municipal obligations	$—	$27,325
Equities	3,222,383	1,098,819
Other	11,213	2,487

	$3,233,596	$1,128,631

Securities sold but not yet purchased:
Equities	$492,081	$222,663

	$492,081	$222,663

5. DISPOSITION OF INVESTMENT IN SUBSIDIARY

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

6. IMPAIRMENT OF INVESTMENT

On September 11, 2001, the ViewTrade head office located in the World Trade Center was destroyed. As a result, ViewTrade suffered significant financial difficulties due to the breakdown in their operations, as well as the decline in market conditions affecting ViewTrade’s business immediately following the terrorist attack. These events resulted in the Company recording a charge related to the impairment of their investment in ViewTrade of $1,184,008 for the year ended January 31, 2002. The continuing decline in market conditions affecting ViewTrade’s business resulted in a further impairment charge of $94,817 for the year ended January 31, 2003, bringing the carrying value of ViewTrade to $104,744.

7. FURNITURE, EQUIPMENT, CAPITALIZED SOFTWARE AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, capitalized software and leasehold improvements is summarized as follows:

	January 31, 2004

	Gross Assets	Accumulated Depreciation and Amortization	Net Assets

Equipment	$1,914,403	$(1,428,981)	$485,422
Leasehold improvements	870,604	(417,152)	453,452
Capitalized software	793,398	(20,195)	773,203
Furniture	444,550	(431,201)	13,349

Total	$4,022,955	$(2,297,529)	$1,725,426

	January 31, 2003

	Gross Assets	Accumulated Depreciation and Amortization	Net Assets

Equipment	$1,477,426	$(1,301,639)	$175,787
Leasehold improvements	838,376	(419,764)	418,612
Furniture	438,207	(400,272)	37,935

Total	$2,754,009	$(2,121,675)	$632,334

Depreciation and amortization expense totaled $178,265, $94,043 and $218,208, for the years ended January 31, 2004, 2003 and 2002, respectively. Depreciation expense related to furniture and equipment totaled $160,683 and amortization expense related to leasehold improvements and capitalized software totaled $17,582, for the year ended January 31, 2004.

8. DEPOSIT WITH AND RECEIVABLE FROM BROKERS AND DEALERS

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

At January 31, 2004 and 2003, amounts receivable from and payable to brokers and dealers consist of the following:

	2004	2003
Receivable:
Clearing brokers	$2,380,887	$1,864,398
Deposits	1,100,000	1,100,000
Other	509,355	508,850

	$3,990,242	$3,473,248

9. ACCRUED COMPENSATION EXPENSE

Accrued compensation expense includes bonus payments owed to employees plus amounts owed to market makers and salespersons. Monthly commission payments to these individuals are generally paid by the middle of the following month.

10. COMPUTATION FOR DETERMINATION OF RESERVE REQUIREMENTS

The Company operates in accordance with the exemptive provisions of paragraph (k)(2)(ii) of the SEC Rule 15c3-3. All transactions are cleared through SLK and Fiserv.

11. SIGNIFICANT CUSTOMERS

The Company considers significant customers to be customers who account for 10% or more of the total trades by the Company during the year. The Company had two such significant customers, both of which are U.S. broker-dealers, which accounted for 26% and 12% of the total trades for the year ended January 31, 2004. The Company had one such significant customer accounting for 13% of the total trades for the year ended January 31, 2003.

The Company’s customers include both institutions and broker-dealers. Institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

12. RELATED PARTY TRANSACTIONS

Transactions with related parties are summarized as follows:

	Year ended January 31,
	2004	2003	2002
Maintenance charges paid on space owned by the principal shareholder (included in rent expense)	$—	$—	$10,020
Rent for space which is leased in the name of the principal shareholder	$—	$—	$11,185

The Company loaned Anthony F. Dudzinski, the Company’s former Vice-President of Operations, $200,000 to purchase 50,000 shares of the Company’s stock. The loan matured February 21, 2004 and was non-interest bearing. The shares of the Company were pledged as collateral for the loan. On March 20, 2003, pursuant to an agreement with the former officer, the Company acquired the 50,000 shares of common stock, in exchange for the release of certain obligations and rights of the former officer, including a forgiveness of $200,000 in loans.

Effective January 14, 2003, Mr. Leighton has contributed $500,000 in the form of a subordinated note (See Note 13) to the Company. A certain member of the new management team also purchased 200,000 shares of Common Stock for an aggregate purchase price of $100,000.

In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000 (the “Transaction”). The Transaction consisted of a sale of a combination of $500,000 of investments and $480,000 of receivables from trading personnel for $980,000, a cash contribution of $130,000 recognized in additional paid-in-capital and a reimbursement to the Company of $240,000 of expenses incurred by the Company in connection with certain regulatory matters. The reimbursement of $240,000 is included as a reduction of NASD arbitration settlements expense in the Consolidated Statement of Operations. The assets sold to Mr. Meyerson were valued at the greater of fair market value or cost. The Transaction increased the Company’s cash position, and in the process, increased the Company’s net capital by a like amount.

On October 16, 2003, the Company took possession of municipal bonds from J.S.A. Investments LLC that were subsequently liquidated into cash on October 17, 2003. The Company assumed title to the proceeds from the liquidation in the amount of $1,700,000 on October 17, 2003. This equity contribution added $1,700,000 in cash to the Company’s equity and did not create any liability or require any financial consideration on behalf of the Company. J.S.A. Investment LLC is a limited liability company managed by Joelle A. Meyerson, the spouse of Mr. Meyerson.

The Company acquired an interest in ViewTrade of approximately 15% through ViewTrade’s acquisition of the Company’s former subsidiary, EMeyerson.com, Inc. This investment is $104,744 as at January 31, 2004 and 2003 and is included in Other Investments in the Consolidated Statements of Financial Condition. ViewTrade subleased space from the Company which resulted in sublease income of approximately $214,310 and $248,201 for the years ended January 31, 2004, and 2003, respectively. This income is included in Other Income in the Consolidated Statements of Operations. The Viewtrade sub-lease terminated February 29, 2004.

As described in Note 13, the Company had certain subordinated loans from Mr. Leighton and Joelle A. Meyerson which in October, 2003 were converted into equity.

13. SUBORDINATED LOANS

The Company entered into a NASD approved subordinated loan agreement with SLK dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and is matured on August 31, 1999 but was extended to August 31, 2003. It was subject to monthly interest payments at the Prime Rate and is unsecured. By agreement dated July 22, 2003, the Company and SLK have agreed to extend the date of maturity of the NASD approved subordinated loan agreement dated June 3, 1997, as amended, from August 31, 2003 to August 31, 2005. The extension of the maturity of the subordinated loan occurred in conjunction with a renegotiation of the clearing services SLK provides to the Company.

The Company has entered into a NASD approved subordinated loan agreement with two stockholders. The first agreement, with Mr. Leighton, was effective December 10, 2002 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and was due to mature December 31, 2003. The second agreement, with Joelle A. Meyerson, was effective January 14, 2003 in the amount of $500,000. This agreement bears interest at an annual rate of 6% and was due to mature January 31, 2004.

On October 30, 2003, the Company completed a conversion, with NASD approval, of the $1,000,000 in subordinated indebtedness discussed above into equity. Pursuant to this conversion, $1,000,000 of subordinated debt was tendered in exchange for the issuance of 366,838 shares of the Company’s common stock. The $1,000,000 consisted of two loans each with a principal amount of $500,000. The loans were with Mr. Leighton and Joelle A. Meyerson, the spouse of Mr. Meyerson and were due to mature on December 31, 2003 and January 31, 2004, respectively. As a result of these transactions, the Company’s stockholders’ equity increased by $1,000,000 and its liabilities decreased by $1,000,000.

All of the aforementioned subordinated loans are considered debt for purposes of the debt to debt-equity ratio.

14. NET CAPITAL REQUIREMENTS

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in the SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC before repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At January 31, 2004, 2003 and 2002, the Company had net capital of $1,805,660, negative net capital of $114,958, and positive net capital of $2,360,417, respectively, compared to a minimum net capital requirement each year of $1,000,000.

As discussed in Note 2 regarding Restatement Costs, the Company has restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding 2003 interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003.

Net capital was recalculated for each month end from January 31, 2002 through January 31, 2004 and these adjusted net capital amounts were disclosed in our amended 10-K/A filing for the year ended January 31, 2003. The restatement resulted in hindsight net capital deficiencies at six of the month-ends during the year ended January 31, 2004.

15. INCOME TAXES

The Company files a federal income tax return as well as state income tax returns in certain jurisdictions. Additionally, the Company has a U.K.-based subsidiary that pays taxes in the U.K.

The Company’s deferred tax assets are subject to a 100% valuation allowance as currently management is unable to conclude that it is more likely than not the Company will generate sufficient future taxable income to realize the deferred tax assets.

The provision (benefit) for income taxes consists of the following:

	For the year ended January 31,
	2004	2003	2002
Current:
U.S. federal	$—	$—	$(2,261,721)
U.S. state	28,556	23,977	27,247
Foreign	4,209	—	—

	32,765	23,977	(2,234,474)

Deferred:
U.S. federal	—	—	—
U.S. state	—	—	—
Foreign	—	—	—

	—	—	—

Provision (benefit) for income taxes	$32,765	$23,977	$(2,234,474)

The following table reconciles the provision to the U.S. federal statutory income tax (benefit) rate:

	For the year ended January 31,
	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Valuation allowance	(33.9)	(33.6)%	(22.1)%
Other	(1.7)%	(1.7)%	(0.4)%

Effective income tax (benefit) rate	(0.6)%	(0.3)%	12.5%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets at January 31, 2004, and 2003 are as follows:

	For the year ended January 31,
	2004	2003
Deferred tax assets
Net operating losses	$7,358,022	$5,330,414
Stock option compensation	335,128	248,467
Fixed assets and other amortizable assets	70,903	89,675
Reserves	1,781,345	1,633,717
Charitable contributions	78,207	75,716
Valuation of investments	2,034,330	2,032,344

Total gross deferred tax assets	$11,657,935	$9,410,333
Valuation allowance	$(11,657,935)	$(9,410,333)

Net deferred tax asset	—	—

At January 31, 2004 the Company had a Federal net operating loss carryforward of approximately $17,000,000. The Federal net operating loss begins to expire in the fiscal year ended in 2022 and expires completely in the fiscal year ended 2024. In addition, the Company has state net operating loss carryforwards. The state net operating loss carryforwards range by jurisdiction up to approximately $23,500,000. These state net operating loss carryforwards expire between fiscal years ended in 2009 and 2011.

16. 401(K) SAVINGS PLAN

The Company has 25,000,000 shares of authorized common stock with a par value of $0.01, of which 11,425,333 and 7,556,964 shares were issued and outstanding at January 31, 2004 and 2003, respectively. In addition, the Company has 200,000 shares of authorized preferred stock, of which none have been issued and outstanding.

Employees of the Company may participate in a 401(K) savings plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company made no contributions to the plan for the years ended January 31, 2004, 2003 or 2002.

17. CAPITAL STOCK, STOCK OPTIONS, AND OTHER AWARDS

The Company has 25,000,000 shares of authorized common stock with a par value of $0.01, of which 11,425,333 and 7,556,964 shares were issued and outstanding at January 31, 2004 and 2003, respectively. In addition, the Company has 200,000 shares of authorized preferred stock, of which none have been issued and outstanding.

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of Common stock. As of January 31, 2004, 6,522,521 options have been granted under these plans.

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

A summary of the status of the Company’s stock options as of January 31, 2004, 2003 and 2002 and changes during the years then ended is presented below.

	Total	Weighted-Average Exercise Price
Balance, January 31, 2001	1,740,984	$3.69
Granted	328,901	1.27
Cancelled	(120,163)	4.78
Exercised	(9,325)	2.50
Expired	(65,000)	2.25

Balance, January 31, 2002	1,875,397	$3.26

Granted	757,712	0.75
Cancelled	(382,429)	3.68
Exercised	(450)	0.66
Expired	(207,500)	2.67

Balance, January 31, 2003	2,042,730	$2.31

Granted	4,312,748	2.50
Cancelled	(811,105)	3.22
Exercised	(352,475)	1.27
Expired	(168,607)	5.49

Balance, January 31, 2004	5,023,291	$2.29

The following tables provide further details relating to the Company’s stock options outstanding as of January 31, 2004:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Below–$1.39	1,027,868	$0.67	3.38
$1.40–$2.63	266,675	2.16	3.34
$2.64–$2.64	3,559,748	2.64	7.48
$2.65–$6.04	142,500	4.52	3.39
$6.05–Above	26,500	7.00	0.26

Balance, 1/31/2004	5,023,291	$2.29	6.26

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
Below–$1.39	434,968	$0.74
$1.40–$2.63	82,675	2.23
$2.64–$2.64	975,000	2.64
$2.65–$6.04	115,000	4.57
$6.05–Above	26,500	7.00

Balance, 1/31/2004	1,634,143	$2.32

In January 2003, Mr. Leighton was issued 750,000 shares of the Company’s stock in connection with his employment agreement. The 750,000 shares were valued at the closing price of the Company’s stock at the signing of Mr. Leighton’s agreement. A value of $397,500 of compensation expense was recorded in the financial statements.

In addition, the Company has issued 5,000 fully-vested warrants in connection with the issuance of stock to an outsider, with an exercise price of $5.00 and an expiration date of November 21, 2006.

18. COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into arrangements with organizations, including clearing brokers, which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made is remote. In accordance with applicable margin lending practices, customer balances are typically collateralized by customer securities or supported by other types of recourse provisions.

The Company leases office space under noncancelable operating leases, including a British pound denominated lease related to its U.K. subsidiary. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. The Company leases certain computer and other equipment under noncancelable operating leases. Additionally, the Company leases its office equipment under various leases expiring in 2005 and 2006.

The rental expense for the years ended January 31, 2004, 2003 and 2002 was $1,100,980, $1,040,122 and $1,176,785, respectively.

As of January 31, 2004, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows:

For the years ended January 31,	Office Leases	Other Obligations	Total
2005	$974,418	$179,051	$1,153,469
2006	887,000	29,249	916,249
2007	905,946	9,515	915,461
2008	921,300	—	921,300
2009	897,933	—	897,933
Thereafter through July 31, 2011	2,233,150	—	2,233,150

	$6,819,747	$217,815	$7,037,562

Effective September 25, 2001, the Company subleased a portion of its office space under an agreement which calls for monthly payments of $16,335. The sublease is for a term of three months with automatic renewals. This sub-lease terminated February 29, 2004.

The Company has entered into guaranteed employment contracts with certain of its employees of approximately $1,125,000 for the year ended January 31, 2005 and $400,000 for the year ended January 31, 2006. During the year ended January 31, 2004, these employees have forfeited $557,853 of compensation payments and the Company has not assumed any future obligations related to these forfeitures.

The following litigation and arbitration matters are pending at January 31, 2004:

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

FEDERAL SECURITIES CLAIMS (NEW JERSEY)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 div. 2724.

On June 6, 2002, the plaintiff (who is also the plaintiff in the Florida lawsuit discussed above) filed a Class Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are directors of the Company. In their complaint, Plaintiffs allege fraud claims under the federal securities law relating to the Company’s disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company’s subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc., and a litigation arising from eMeyerson’s termination of that agreement, and other matters. Plaintiffs seek damages in excess of $15 million for the alleged class.

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

The Company believes that the allegations of the Second Amended Complaint are meritless and fail to state legally valid claims. The defendants intend to continue to contest the allegations vigorously and have not recorded a provision for any loss that may be incurred as a result of the action.

Plaintiffs recently filed a motion for leave to file a Third Amended Complaint which seeks to include facts arising from the Company’s recent restatement of its financial results. The Company is currently drafting a response to the motion.

C.V.I. GROUP ARBITRATION

C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.

In May 1999, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers (“NASD”) alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and its then clearing agent, Bear Stearns & Co., Inc. (“Bear Stearns”). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $.25 per share. This claim is partially covered by the Company’s Broker/Dealer Errors and Omissions Policy for a net amount of $1,000,000.

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

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. Neither Bear Stearns nor the Company asserted cross claims against each other in the arbitration. Either may attempt, subject to defenses of the other, to assert a cross claim against the other under the clearing agreement or other law for its share of the award. The Company and Bear Stearns have each filed motions to vacate the award in its entirety with the U.S. District Court for the District of New Jersey. Bear Stearns has also requested the Court to vacate the award as to itself, if the Court does not vacate the entire award. These motions together, with the Claimant’s motion to confirm, are expected to be resolved sometime during the second calendar quarter of 2004, but have not been resolved as of the date of the filing of this report.

While both the management of the Company and its legal counsel believe that a vacation or modification of the award is very possible, due to the fact that the legal grounds for vacating an award are somewhat narrow, the Company has elected to record the $5,000,000 adverse award as a liability in its financial statements. Because the award is joint and several, and may be overturned, the Company has not accrued a reserve for interest on the award. The Company has a Securities Broker/Dealer’s Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. Accordingly, the Company has recorded a $1,000,000 insurance receivable in the consolidated financial statements.

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

NEWMAN ARBITRATIONS

Annette Newman, IRA v. M.H. Meyerson & Co, Inc., NASD Arbitration No. 02-07064

Claimant filed arbitration with the NASD alleging a former registered representative of the Company recommended and entered into unsuitable investments for claimant’s account. Claimant also alleged that the registered representative engaged in unauthorized trading in the claimant’s account. Claimant seeks damages in the amount of $113,000. In March 2003, the Company filed its answer denying all allegations.

Martin Newman and Annette Newman v. M.H. Meyerson & Co, Inc., NASD Arbitration No. 03-00129

In January 2003 claimants filed a Statement of Claim in arbitration with the NASD alleging a former registered representative of the Company engaged in excessive trading and made unauthorized investments in the claimants’ account. Claimants also alleged that Company failed to supervise adequately the activities of its representative. Claimants seek damages in the amount of $120,100. On April 3, 2003, the Company filed its answer denying all allegations.

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

19. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

20. SUBSEQUENT EVENTS

In March 2004, after completing the filing of the restated financial statements discussed at Note 2, Robert I. Turner retired from his officer positions of the Company as Executive Vice President, Chief Financial Officer and Treasurer and he resigned from the Board of Directors. Robert S. Thornton, who has served as the Company’s Controller since September 2003, was appointed as Chief Financial Officer and Treasurer.

In March 2004, in connection with a U.S. Securities and Exchange Commission (“SEC”) investigation of trade activity, conduct, supervision and record-keeping at Knight Trading Group, Inc. (“Knight”), the SEC staff and the NASD Department of Market Regulation served Wells Notices to John Leighton, a former Knight Senior Vice President and others. Mr. Leighton is the Company’s Chairman, Chief Executive Officer and President. The Wells Notices indicate that the regulators are considering recommending civil injunctive and administrative enforcement actions for possible violations of securities laws. The Company is not a party to this matter.

On March 25, 2004, the Company announced that the Board accepted Mr. Leighton’s request for administrative leave to devote his full attention to addressing the aforementioned regulatory issues. The Board also accepted Mr. Leighton’s nomination of Charles B. Kennedy III as Interim Chief Executive Officer and President.

21. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the summarized quarterly financial data for the years ended January 31, 2004 and 2003:

	For the year ended January 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,225,582	$5,115,132	$5,704,038	$6,722,092
Net loss	(2,114,127)	(1,099,907)	(784,887)	(1,181,465)
Basic earnings per common stock:	$(0.26)	$(0.11)	$(0.08)	$(0.11)
Diluted earnings per common stock:	$(0.26)	$(0.11)	$(0.08)	$(0.11)

	For the year ended January 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,002,823	$2,449,901	$2,169,218	$2,649,647
Net loss	(2,088,135)	(1,428,363)	(1,698,828)	(2,340,329)
Basic earnings per common stock:	$(0.32)	$(0.22)	$(0.26)	$(0.33)
Diluted earnings per common stock:	$(0.32)	$(0.22)	$(0.26)	$(0.33)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this annual report, the Company carried out, under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III—ITEMS 10, 11, 12, 13, and 14

Item 10. Directors and Executive Officers of Registrant.

The Company incorporates herein by reference the applicable information regarding Directors and Executive Officers of the Registrant from the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of the fiscal year.

Item 11. Executive Compensation.

The Company incorporates herein by reference the applicable information regarding Executive Compensation from the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company incorporates herein by reference the applicable information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters from the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions.

The Company incorporates herein by reference the applicable information regarding Certain Relationships and Related Transactions from the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of the fiscal year.

Item 14. Principal Accountant Fees and Services.

The Company incorporates herein by reference the applicable information regarding Principal Accountant Fees and Services from the Company’s definitive proxy statement to be filed by the Company within 120 days of the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits:

Reference is made to Item 8 for a list of the financial statements included in this Report.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended	(1)

3.2	By-Laws	(1)

4.1	Common Stock Specimen	(1)

10.1	Employment Agreement between the Company and Martin H. Meyerson	(1)

10.4	Letter Agreement, dated as of January 14, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(2)

10.5*	Employment Agreement, dated as of January 14, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(2)

10.6*	Option Agreement, dated as of January 14, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(2)

10.7	Stock Purchase Warrant dated as of January 14, 2003, issued by M.H. MEYERSON & CO., INC. to John P. Leighton	(2)

10.8	First Amendment, dated as of January 30, 2003, to Letter Agreement, dated as of January 14, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(3)

10.9	Termination of Option Agreement, dated as of January 30, 2003, by and between M.H. MEYERSON & CO., INC. and John P. Leighton	(3)

10.10*	Employment Agreement, dated as of February 14, 2003, by and between M.H. MEYERSON & Co., INC. and Timothy Demarest	(5)

11	Calculation of Earnings Per Share of the Company	(5)

14	Code of Ethics	(6)

16	Letter to Registrant from Vincent Vassallo, CPA dated March 1, 2002	(4)

21	List of Subsidiaries	(5)

23.1	Consent of Independent Auditors, Ernst & Young, LLP	(5)

23.2	Consent of Independent Auditors, Sanville & Company	(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(5)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(5)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(5)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(5)

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.
(1)	Incorporated herein by reference from the Registration Statement (Reg. No. 33-70566) filed by the Company on Form SB-2.
(2)	Incorporated herein by reference from the Report on Form 8-K filed by the Company on January 23, 2003.
(3)	Incorporated herein by reference from the Report on Form 8-K filed by the Company on February 19, 2003.
(4)	Incorporated herein by reference from the Report on Form 8-K/A filed by the Company on March 18, 2002.
(5)	Filed herewith.
(6)	To be filed in the Company’s definitive proxy statement within 120 days of the end of the fiscal year.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2004:

On November 25, 2003, a Form 8-K was filed by the Company under Item 2 “Acquisition or Disposition of Assets”.

On November 17, 2003, a Form 8-K was filed by the Company under Item 5 “Other Events and Regulation FD Disclosure”.

On November 28, 2003, a Form 8-K was filed by the Company under Item 5 “Other Events and Regulation FD Disclosure”.

On December 17, 2003, a Form 8-K was filed by the Company under Item 5 “Other Events and Regulation FD Disclosure”.

On March 10, 2004, a Form 8-K was filed by the Company under Item 5 “Other Events and Regulation FD Disclosure”.

On April 13, 2004, a Form 8-K was filed by the Company under Item 5 “Other Events and Regulation FD Disclosure”.

No financial statements were filed with any of the foregoing reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN FINANCIAL GROUP, INC. (formerly M. H. MEYERSON & CO., INC. ) (Registrant)

By:	/S/ CHARLES B. KENNEDY III

Charles B. Kennedy III
Interim Chief Executive Officer and President

Date: April 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN P. LEIGHTON John P. Leighton	Chairman and Director	April 30, 2004

/S/ CHARLES B. KENNEDY III Charles B. Kennedy III	Senior Vice President, Interim Chief Executive Officer and President (Principal Executive Officer)	April 30, 2004

/S/ JEFFREY M. HOOBLER Jeffrey M. Hoobler	Executive Vice President, Chief Operating Officer and Director	April 30, 2004

/S/ ROBERT S. THORNTON Robert S. Thornton	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2004

/S/ ALFRED T. DUNCAN Alfred T. Duncan	Director	April 30, 2004

/S/ SUSAN STRANAHAN CIALLELLA Susan Stranahan Ciallella	Director	April 30, 2004

/S/ HENRY Y.L. TOH Henry Y. L. Toh	Director	April 30, 2004

/S/ ANDREW WIMPFHEIMER Andrew Wimpfheimer	Director	April 30, 2004