Form 10-K/A
period 2004-01-31
CROWN FINANCIAL GROUP INC
filed 2004-06-01
CIK 913781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

At July 31, 2003, 9,902,277 shares of Common Stock, $0.01 par value, of the registrant (the “Common Stock”) were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $25,279,997 based on the closing price of $3.84 per share on July 31, 2003.

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

EXPLANATORY NOTE

The following is Amendment No. 1 (the “Amended Report”) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with Securities and Exchange Commission on April 30, 2004 (the “Annual Report”) of Crown Financial Group, Inc. (the “Company”). This Amended Report is being filed solely to set forth the information required by Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Annual Report filing. This Amended Report amends Part III of the Annual Report filing only, and all other portions of the Annual Report filing remain in effect.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the names and ages of all of the directors and executive officers of the Company and the positions held by each such person as of May 13, 2004. Officers are approved by and serve at the pleasure of the Board of Directors.

Name	Age	Position with Company
John P. Leighton	48	Chairman, Chief Executive Officer, President and Director (1)
Charles B. Kennedy III	43	Interim Chief Executive Officer and Interim President (2)
Jeffrey M. Hoobler	48	Executive Vice President, Chief Operating Officer and Director
Timothy M. Demarest	44	Executive Vice President and Chief Technology Officer
John P. Cunningham	33	Senior Vice President and Chief Administrative Officer (3)
Alan E. Feitell	61	Senior Vice President and Manager of Equity Trading (4)
Mark Neiderfer	46	Senior Vice President and Manager of Broker-Dealer Equity Sales
Robert S. Thornton	45	Senior Vice President, Chief Financial Officer and Treasurer (5)
Susan Stranahan Ciallella	45	Director (6)
Alfred T. Duncan	60	Director (6)
Henry Y. L. Toh	46	Director (6)
Andrew Wimpfheimer	46	Director (6)

(1)	Requested administrative leave from his executive officer responsibilities on March 25, 2004 to devote his efforts to addressing certain regulatory matters arising out of his tenure with another NASD member firm.
(2)	Appointed as Interim Chief Executive Officer and Interim President on March 25, 2004, subsequent to the Board’s approval of Mr. Leighton’s administrative leave. Mr. Kennedy had been the Company’s Director of Institutional Sales since March 3, 2004.
(3)	Appointed as Chief Administrative Officer on January 7, 2004. Mr. Cunningham joined the firm on October 20, 2003.
(4)	Appointed as Manager of Equity Trading on April 20, 2004. Mr. Feitell had been Co-Manager of OTC/Bulletin Board Trading since he joined the firm on May 1, 2003.
(5)	Appointed as Chief Financial Officer and Treasurer on March 9, 2004. Mr. Thornton had been the Company’s Controller since September 8, 2004.
(6)	Independent director.

BIOGRAPHICAL INFORMATION

Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupation for the last five years. There are no family relationships between any of the directors or executive officers.

John P. Leighton, Chairman, Chief Executive Officer, President and Director. Mr. Leighton became Co-Chairman, Chief Executive Officer and a Director of the Company in January 2003. Later in January 2003, he was named President and in April 2003 he became Chairman of the Company. From November 2000 until joining the Company, Mr. Leighton was a private investor. From March 1995 to November 2000, Mr. Leighton was Executive Vice President, Managing Director Global Institutional Sales at Knight Securities, L.P., a broker-dealer (“Knight”). Mr. Leighton received a B.S. degree in Business Administration from Niagara University.

Charles B. Kennedy III , Senior Vice President, Interim Chief Executive Officer and Interim President. Charles B. Kennedy recently joined the Company on March 3, 2004 as Director of Institutional Sales. He has spent the last four years at Knight, where he held positions in E-Commerce Sales, Institutional Technology and Trading Technology. His most recent position at Knight was Director, Trading Technology. Before joining Knight, Mr. Kennedy spent ten years in the aerospace electronics industry in positions including program management, marketing and technical sales. Mr. Kennedy has a B.S. degree in electrical engineering from Pennsylvania State University and a Masters degree in International Management from the University of Maryland.

Jeffrey M. Hoobler, Executive Vice President, Chief Operating Officer and Director. Mr. Hoobler became Executive Vice President and Chief Operating Officer of the Company in January 2003. From July 1997 through September 2001 and from July 2002 until joining the Company, Mr. Hoobler served as Senior Vice President with responsibility, among other areas, for Institutional eCommerce Sales, Restricted Equities, and Sponsored Access for Institutions at Knight Securities, L.P., a subsidiary of Knight Trading Group, Inc. Mr. Hoobler received a B.S. degree in Technology Management from the United States Naval Academy.

Timothy M. Demarest, Executive Vice President and Chief Technology Officer. Mr. Demarest became Executive Vice President and Chief Technology Officer of the Company in February 2003. From September 2002 until joining the Company, he served as Chief Information Officer of Radianz, a provider of secure IP network services to the financial industry. From April 2000 through September 2001, Mr. Demarest served as Senior Vice President and U.K. European Chief Information Officer for Knight Securities International Ltd., a subsidiary of Knight Trading Group, Inc. From May 1996 through March 2000, he served as Senior Vice President and Chief Information Officer of Knight Securities, L.P., a subsidiary of Knight Trading Group, Inc. Mr. Demarest received his B.A. degree in Business Administration from the George Washington University.

John P. Cunningham, Senior Vice President and Chief Administrative Officer. Prior to joining Crown, Mr. Cunningham served as Senior Vice President and the Financial and Operations Principal of Knight and Knight Capital Markets. From 1996 to 2000, Mr. Cunningham was an officer at Greenwich Capital Markets and was responsible for fixed income, asset backed, derivative, and foreign currency reporting. From 1993 to 1996, Mr. Cunningham practiced at the accounting firm of Deloitte & Touche where he earned his CPA while specializing in broker dealer clients. Mr. Cunningham earned his M.B.A. degree in Management from Cornell University in 2003 and his B.S. degree in Accounting from the State University of New York at Albany in 1993.

Alan E. Feitell, Senior Vice President, Manager of Equity Trading. Mr. Feitell joined the Company on May 1, 2003 as Co-Manager of OTC/Bulletin Trading. Prior to that he spent two years at National Securities as Vice President and Manager of Over-the-Counter Trading. Previously, he spent ten years at Alfred Securities, of which he was a Co-Founder. Mr. Feitell earned his B.S. degree in Economics from the University of Pennsylvania.

Mark Neiderfer, Senior Vice President and Manager of Broker-Dealer Equity Sales. Mr. Neiderfer became Senior Vice President and Manager of Broker-Dealer Equity Sales of the Company in January 2003. From 1996 until joining the Company, Mr. Neiderfer served as Senior Vice President, Broker-Dealer Sales Manager at Knight., a subsidiary of Knight Trading Group, Inc. He received a B.A. in History from Syracuse University.

Robert S. Thornton, Senior Vice President, Chief Financial Officer and Treasurer. Robert S. Thornton joined the Company on September 8, 2003 as Controller. Prior to that he spent ten years at Schroder & Co. Inc. as Director, Assistant Controller and Manager of Financial Planning and Analysis. Previously he spent seven years at Smith Barney, Harris Upham as Managing Director, Manager of Financial Planning and Analysis. In addition, Mr. Thornton is a Certified Public Accountant and practiced in the financial services division of Arthur Andersen & Co. Mr Thornton received his B.S. degree in Accounting from Lehigh University.

Susan Stranahan Ciallela, Independent Director. Susan Stranahan Ciallella was appointed to fill a vacancy on the Board in April 2004 and is currently a member of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. Ms. Ciallella is an attorney specializing in securities law, broker-dealer regulation and sports law, and is a licensed securities broker. In 2003 she joined the law firm of Dilworth Paxson, LLP as a partner in the Philadelphia office. From 1998 through 2003 Ms. Ciallella was associated with the law firm of Cozen O’Connor. Prior to 1998, Ms. Ciallella was a member of the firm of Adler & Gold in Cherry Hill, New Jersey. Ms. Ciallella is also a director of Teletouch Communications, Inc. since 2002, a telecommunications company. In 2001, 2002 and 2003 Ms. Ciallella was a forum participant in the Securities and Exchange Commission’s Annual Government-Business Forum on Small Business Capital Formation; she is a member of the Pennsylvania and New Jersey bars. She is a graduate of the University of Florida (B.S., 1980) and Rutgers University Law School (J.D., 1995).

Alfred T. Duncan, Independent Director. Alfred T. Duncan joined the Board of Directors in January of 1997 and is currently a member of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. Mr. Duncan has been an independent management consultant since 1992, specializing in financial management for small growth firms. Prior to 1992, he held numerous senior positions with Commodore International, Ltd. including General Manager of Latin America and Eastern Europe (1990-1991) and General Manager of U. S. operations (1987-1990). He was President and Chief Executive Officer of Victor Technologies (1986-1987) and has held financial management positions with A. M. International, Abbott Laboratories, First National Bank of Chicago, and Ford Motor Company. He was Executive Vice President and Chief Financial Officer of On Site Sourcing Inc. (1998-2000) and Chief Financial Officer of the New Jersey Devils Franchise of the National Hockey League (1997-1998). He received an M.B.A. degree from Harvard University in 1972 and a B.S.C.E. degree from Duke University in 1965.

Henry Y. L. Toh, Independent Director. In March 22, 2004, the Board of Directors appointed Henry Y. L. Toh to the Board of Directors and to the Audit and Compensation Committees of the Board of Directors. Mr. Toh has served as an officer and director of several public companies, including (i) Acceris Communications Inc. and Four M International, Inc. since 1992, (ii) Teletouch Communications Inc. since 2001; (iii) National Auto Credit, Inc. since 1998; and (iv) Bigmar, Inc. from 2002 through February 2004. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in International Taxation and Merger and Acquisitions. Mr. Toh is a graduate of Rice University.

Andrew Wimpfheimer, Independent Director. Andrew Wimpfheimer joined the Board of Directors in October of 2003 and is currently a member of the Compensation and Nominating and Corporate Governance Committees of the Board of Directors. Mr. Wimpfheimer has been a managing director of A.M. Capital LLC since November 2002. From 1995 to 2001, he was one of the original members of Knight Securities, L.P., a subsidiary of Knight Trading Group, Inc., where he was a managing director of non-Nasdaq trading. From 1979 to 1995, Mr. Wimpfheimer worked for Spear, Leeds & Kellogg/Troster Singer. From 1979 to 1982, he worked for Herzfeld & Stern, Inc. Mr. Wimpfheimer graduated from MaCalester College in St. Paul, Minnesota in 1979 with a B.A. in art history and political science. In 1975, he graduated from the Taft School in Watertown, Connecticut. He is currently a principal and director of Pink Sheets, LLC.

Each executive officer of our company is appointed by the Board of Directors and holds his office(s) at the pleasure and discretion of the Board.

There are no material proceedings to which any director, director nominee, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to Company or any of its subsidiaries.

No director, director nominee, officer or affiliate of the Company, owner of record or beneficially of more than five percent of any class of voting securities of the Company has, to our knowledge, during the last five years (i) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors) or (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

The Board of Directors

The Board of Directors oversees the business affairs of the Company and monitors the performance of management. At the October 16, 2003 Annual Meeting of Shareholders, our shareholders voted to approve an amendment to our Certificate of Incorporation to eliminate the classification and staggered terms of our Board of Directors. Presently, our Board of Directors consists of six members, including Messrs. Leighton, Hoobler, Duncan, Toh, Wimpfheimer and Ms. Ciallella, each serve until their successors are elected and qualify. The Board members discussed various business matters informally on numerous occasions throughout the fiscal year ended January 31, 2004. The Board of Directors held six meetings during the fiscal year. No incumbent director attended less than 75% of the Board meetings during their tenure this fiscal year.

Committees of the Board of Directors

The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee assists the Board in the oversight of the audit of the Company’s financial statements and the quality and integrity of its accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent auditors and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. During the fiscal year ended January 31, 2004, the Audit Committee held four meetings. Its current members are Henry Y.L. Toh, Susan S. Ciallella and Alfred T. Duncan. The Board of Directors has determined that each of the members of the Audit Committee meets the criteria for independence under the standards provided by the NASDAQ Stock Market Inc. The Board of Directors has adopted a written charter for the Audit Committee, which can be found on the Company’s website at http://www.crownfin.com.

During the fiscal year ended January 31, 2004, Dilworth Paxson, LLP, a firm with which Susan S. Ciallella is a partner, received fees in connection with legal services provided to the Company. As of May 13, 2004, Ms. Ciallella beneficially held no shares of the Company’s common stock.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Henry Y.L. Toh, a member of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee. The principal functions of the Compensation Committee are to evaluate the performance of the Company’s senior executives, to consider the design and competitiveness of the Company’s compensation plans, to review and approve senior executive compensation and to administer the Company’s equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee’s current members are Susan S. Ciallella, Alfred T. Duncan, Henry Y.L. Toh and Andrew Wimpfheimer. During the fiscal year ending January 31, 2004, the Compensation Committee held one formal meeting.

Code of Conduct and Ethics

The Company has adopted a Code of Conduct and Ethics that applies to all its employees as well as its principal executive, financial and accounting officers. A copy of the Code can be found on the Company’s website at http://www.crownfin.com. The Company intends to satisfy the disclosure requirements regarding any amendments to, or waivers from, a provision of the Code that applies to its principal executive, financial and accounting officers by posting such information on its website at the address set forth above.

Communicating with the Board

The Board desires to foster open communications with its security holders regarding issues of a legitimate business purpose affecting the Company. Each Board member is willing to accept correspondence. Communications from shareholders should be in the form of written correspondence and sent via registered mail or overnight delivery to the Company’s corporate office, care of the Corporate Secretary. Electronic submissions of security holder correspondence will not be accepted. The correspondence shall include supporting documentation evidencing the security holder’s stock or other holdings in the Company. The Corporate Secretary shall pass on any such communication, other than a solicitation for a product or service or a request for copies of reports filed with the Commission, to the appropriate Board member. Any security holder correspondence addressed generically to the Board of Directors will be forwarded to the Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors, executive officers and the persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during the fiscal year ended January 31, 2004, except for the following reports, which were inadvertently filed late: Mr. Jack Baker (one transaction), Mr. Andrew Wimpfheimer (two transactions), Mr. Michael Silver (one transaction), Mr. Alfred Duncan (one transaction), Mr. Robert Slezak (one transaction), Mr. Jeffrey Meyerson (one transaction), Mr. Martin Meyerson (one transaction) and Mr. John Leighton (three transactions).

Item 11. Executive Compensation

The following table sets forth information regarding annual and long-term compensation for the years ended January 31, 2004, 2003, and 2002, paid or accrued for services rendered in all capacities to the Company’s Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 (“Named Executive Officers”) during the last completed fiscal year:

Summary Compensation Table (7)

		Annual Compensation			Long-Term Compensation
Name and principal position	Fiscal Year	Salary $	Bonus $	Other Annual Compen- sation $	(9) Restricted Stock Award(s) $	Securities Underlying Options (8) #	LTIP Payouts $	All Other Compen- sation $
John P. Leighton (1) (6) Chairman, Chief Executive Officer, President and Director	2004 2003 2002	98,397 — —	— — —	— — —	— 397,500 —	2,047,631 — —	— — —	— — —

Jeffrey M. Hoobler (2) (6) Executive Vice President, Chief Operating Officer and Director	2004 2003 2002	217,500 13,846 —	— — —	— — —	— — —	157,322 75,000 —	— — —	— — —

Michael T. Dorsey (3) (6) Executive Vice President, General Counsel, Asst. Secretary, and Director of New Product Development	2004 2003 2002	164,167 10,385 —	— — —	— — —	— — —	130,014 100,000 —	— — —	— — —

Timothy M. Demarest (4) (6) Executive Vice President and Chief Technology Officer	2004 2003 2002	286,916 — —	275,000 — —	— — —	— — —	300,000 — —	— — —	— — —

Mark Neiderfer (5) (6) Senior Vice President and Manager of Broker-Dealer Equity Sales	2004 2003 2002	170,000 — —	— — —	— — —	— — —	117,322 50,000 —	— — —	— — —

Note: This table should be read in conjunction with the descriptions of the respective employment agreements and the related amendments thereto, as summarized further ahead in this Item 11.

(1)	Mr. Leighton commenced employment with the Company on January 14, 2003. He received 750,000 shares of immediately vested, restricted common stock as a sign-on bonus at a fair market value of $0.53 per share while foregoing any salary due under his contract during the fiscal year ended January 31, 2003. As of January 31, 2004, the value of the 750,000 shares of restricted stock awards outstanding was $1,725,000 at a fair market value of $2.30 per share.
(2)	Mr. Hoobler commenced employment with the Company on January 14, 2003.
(3)	Mr. Dorsey commenced employment with the Company on January 14, 2003. Mr. Dorsey is no longer employed by the Company as of March 25, 2004.
(4)	Mr. Demarest commenced employment with the Company on February 18, 2003. Of Mr. Demarest’s total bonus for the fiscal year ended January 31, 2004, $225,000 was paid in the subsequent fiscal year.
(5)	Mr. Neiderfer commenced employment with the Company on January 21, 2003.
(6)	Each of the Named Executive Officers forfeited compensation during the fiscal year ended January 31, 2004. For further details, see “Employment, Termination of Employment and Change in Control Agreements” further ahead in this Item 11.
(7)	This table excludes perquisites and other personal benefits, unless such compensation represents greater than $50,000 or 10% of the total salary and bonus reported for each officer.
(8)	Indicates number of shares of common stock underlying options.
(9)	The amounts shown in the column represent the dollar value of the Common Stock on the date of the grant of the restricted stock.

OPTION GRANTS IN THE FISCAL YEAR ENDED JANUARY 31, 2004

The following options were granted during the fiscal year ended January 31, 2004 to the Named Executive Officers from the Summary Compensation Table:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	(1) Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Leighton, John P	1,950,000	46.7%	$2.64	10/27/2013	$3,237,550	$8,204,586
Leighton, John P	97,631	2.3%	$2.64	10/27/2008	$71,210	$157,356
Hoobler, Jeffrey	7,322	0.2%	$2.64	10/27/2008	$5,341	$11,801
Hoobler, Jeffrey	150,000	3.6%	$2.64	10/27/2008	$109,407	$241,762
Dorsey, Michael T	10,000	0.2%	$1.39	3/13/2008	$3,840	$8,486
Dorsey, Michael T	100,000	2.4%	$2.64	10/27/2008	$72,938	$161,175
Dorsey, Michael T	20,014	0.5%	$2.64	10/27/2008	$14,598	$32,257
Demarest, Timothy M	200,000	4.8%	$0.48	2/16/2008	$26,523	$58,609
Demarest, Timothy M	100,000	2.4%	$2.64	10/27/2008	$72,938	$161,175
Neiderfer, Mark	110,000	2.6%	$2.64	10/27/2008	$80,232	$177,292
Neiderfer, Mark	7,322	0.2%	$2.64	10/27/2008	$5,341	$11,801

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the particular option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

TOTAL OPTION EXERCISES IN FISCAL YEAR ENDED JANUARY 31, 2004 AND FISCAL YEAR-END OPTION VALUES

No options were exercised during the fiscal year ended January 31, 2004 by the Named Executive Officers from the Summary Compensation Table.

The following table contains information concerning the number and value, at January 31, 2004, of unexercised options held by the Named Executive Officers from the Summary Compensation Table:

Name	Number of Securities Underlying Unexercised Options at FY-End(#) (Exercisable/Unexercisable)	Value of Unexercised In-the-Money Options at FY-End ($) (Exercisable/Unexercisable)
John P. Leighton	975,000/1,072,631	0/0
Jeffrey M. Hoobler	37,500/194,822	68,250/68,250
Michael T. Dorsey	50,000/180,014	91,000/100,100
Timothy M. Demarest	0/300,000	0/364,000
Mark Neiderfer	17,000/150,322	30,940/60,060

EMPLOYMENT, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEEMENTS.

The Company’s employment agreements with John Leighton, Jeffrey M. Hoobler, Timothy M. Demarest, Michael T. Dorsey, and Mark Neiderfer are described below.

John P. Leighton

John P. Leighton served as Chief Executive Officer during the past fiscal year and through the commencement of his administrative leave on March 25, 2004, during which this employment agreement remains in force. His original agreement provides for base compensation of $450,000 for the first year of the agreement and $675,000 per year for the second and third years of the agreement. The agreement expires in January 2006. Mr. Leighton is eligible, during the term of the agreement, to receive a semi-annual cash bonus, subject to the Company’s achieving certain pre-tax earnings, of 11% of the Company’s pre-tax earnings. Mr. Leighton is also eligible to receive a performance bonus of $1,000,000 if the Company’s revenues during any 12-month period during the term of the agreement are equal to or greater than $50,000,000 (but less than $100,000,000) and the Company has pre-tax profit of $3,000,000 for such period. Mr. Leighton can only receive such performance bonus for reaching the $50,000,000 target once during the term of the agreement. If Mr. Leighton receives the $1,000,000 performance bonus, he will be eligible to receive an additional $2,000,000 performance bonus whenever the Company’s revenues during any 12-month period during the term of the agreement exceed $100,000,000 and the Company has $5,000,000 pre-tax profit for such period. Mr. Leighton can only receive such additional performance bonus for reaching the $100,000,000 target once during the term of the agreement. Pursuant to the agreement, Mr. Leighton was issued 750,000 shares of Common Stock. In addition, the agreement called for Mr. Leighton to be issued a warrant for 1,000,000 shares of common stock.

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

In September 2003, Mr. Leighton’s original agreement was amended to provide that he be issued 1,950,000 options subsequent to shareholder approval of the 2003 Equity Incentive Plan, in exchange for accepting cancellation of the original agreement to issue a warrant to purchase 1,000,000 shares of Common Stock at a pre-determined price. During the fiscal year ended January 31, 2004, Mr. Leighton agreed to several compensation forfeitures, the last of which was executed on January 16, 2004, whereby his contractual agreement was amended to provide for annual base compensation of $400,000.

Jeffrey M. Hoobler

Jeffrey M. Hoobler is employed as Executive Vice President and Chief Operating Officer. The agreement provides for base compensation of $400,000 per year. The agreement expires in January 2005. The agreement also provides that Mr. Hoobler receive a grant of an option to purchase 75,000 shares of Common Stock. In the event the Company terminates, without cause, Mr. Hoobler’s employment with the Company, he shall receive the full salary for the remaining term of the agreement if Mr. Hoobler provides the Company with a release. If Mr. Hoobler does not provide the Company with such release, he will receive only salary earned but not paid as of the date of such termination without cause. During the fiscal year ended January 31, 2004, Mr. Hoobler agreed to several compensation forfeitures, the last of which was executed on December 9, 2003, whereby his contractual agreement was amended to provide for annual base compensation of $225,000.

Timothy M. Demarest

Timothy M. Demarest is employed as Executive Vice President and Chief Technology Officer. The original agreement is dated February 14, 2003 and expires February 17, 2005. The agreement provides for annual base compensation of $350,000 and a one-time bonus of $100,000. In addition, the agreement provides that Mr. Demarest shall receive a semi-annual incentive bonus of 1.5% of the Company’s pre-tax earnings. For the first year of the agreement, Mr. Demarest shall receive the greater of the incentive bonus or $225,000. To the extent payment or accrual of Mr. Demarest’s incentive bonus would cause the Company to have less than $1,500,000 in “net capital” (as defined under the net capital rules promulgated under the Exchange Act), such incentive bonus shall be forfeited to the extent the payment or accrual of the incentive bonus would cause the Company to have less than $1,500,000 in net capital. The agreement also provides that Mr. Demarest receive a grant of option to purchase 275,000 shares of common stock. In the event the Company terminates Mr. Demarest’s employment without “cause”, Mr. Demarest will receive the unpaid guaranteed amount for the remaining term of the agreement if Mr. Demarest executes a general release of claims against the Company. If Mr. Demarest does not execute such release, he will receive only salary earned but not paid as of the date of such termination without cause. During the fiscal year ended January 31, 2004, Mr. Demarest agreed to several compensation forfeitures, including the forfeiture of $50,000 of the $100,000 contractual one-time bonus, as per an amendment executed on July 28, 2003.

Michael T. Dorsey

Michael T. Dorsey was employed as Executive Vice President, General Counsel, Director of New Product Development and Secretary. His original employment agreement was dated January 14, 2003 and provided for annual base compensation of $225,000 and an option to purchase 100,000 shares of common stock. The original agreement was set to expire on January 13, 2005. The agreement stipulated that, in the event the Company terminated Mr. Dorsey’s employment without “cause”, Mr. Dorsey would receive the full salary for the remaining term of the agreement if Mr. Dorsey executed a general release of claims against the Company. Without such release, Mr. Dorsey would have been entitled to receive only salary earned but not paid as of the date of such termination without “cause”. Mr. Dorsey’s employment with the Company ceased on March 25, 2004, but no general release of claims has been executed to date. During the fiscal year ended January 31, 2004, Mr. Dorsey agreed to several compensation forfeitures, the last of which was executed on January 16, 2004, whereby his contractual agreement was amended to provide for annual base compensation of $150,000.

Mark Neiderfer

Mark Neiderfer is employed as Senior Vice President and Manager of Broker-Dealer Equity Sales. This employment agreement is dated January 14, 2003 and provides for a 25% payout on the business generated by Mr. Neiderfer’s clients and an override percentage of commissions (such percentage to be consistent with industry standards) based on the total revenues generated by the broker-dealer equity business of the Company and payable quarterly. The agreement also provides for an option to purchase 50,000 shares of common stock. In the event the Company terminates Mr. Neiderfer’s employment without “cause”, Mr. Neiderfer will receive severance equal to six months of compensation plus one additional month for each respective year that Mr. Neiderfer has been employed by the Company. The preceding severance payments are conditional on Mr. Neiderfer’s execution of a general release of claims against the Company. Mr. Neiderfer’s original employment agreement provided for him to be paid a draw against his production at an annual rate of $180,000, for a period of six months. During the fiscal year ended January 31, 2004, Mr. Neiderfer agreed to several compensation amendments and forfeitures, including a conversion of his draw to a salary, the last of which was executed on January 21, 2004, whereby his salary was reduced to an annual rate of $150,000.

Directors’ Compensation

Directors who are also employees do not receive compensation for their services as directors. Independent directors will receive options to purchase 50,000 shares of Common Stock this year and options to purchase 25,000 shares annually thereafter. Independent directors are compensated $12,500 per year for service on the Board of Directors plus an additional $5,000 per year for Committee members ($7,500 additional in the case of the Chairman of the Audit Committee). In addition, independent directors are compensated $1,000 for each in-person Board meeting, $500 for each telephonic Board meeting, and $500 for each Committee meeting.

Stock Option Plans

The Company currently has three outstanding stock option plans: (a) the 1993 Employees Stock Option Plan (the “1993 Plan”) reserving 3,000,000 shares of Common Stock for the issuance of options; (b) the 2000 Stock Option Plan (the “2000 Plan”) reserving 500,000 shares of Common Stock for the issuance of options; and (c) the 2003 Equity Incentive Plan (the “2003 Plan”) reserving 4,500,000 shares of Common Stock for the issuance of options, ( collectively, the “Plans”). The Plans are available for the issuance of options to employees, directors and consultants of the Company. The purpose of the Plans is to attract and retain employees with exceptional abilities and leadership qualities, and to ensure that their interests are aligned with the shareholders. The Plans provide for grants of non-qualified stock options, incentive stock options and restricted stock awards or any combination of the foregoing.

As of January 31, 2004, (a) non-qualified stock options to acquire 1,857,395 shares of Common Stock have been granted under the 1933 Plan, of which 1,382,147 options have been exercised; (b) non-qualified stock options to acquire 1,148,009 shares of Common Stock have been granted under the 2000 Plan, of which 117,083 options have been exercised; (c) and non-qualified stock options to acquire 3,517,117 shares of Common Stock have been granted under the 2003 Plan, of which no options have been exercised. Certain options granted under the 2000 Plan were inadvertently issued in excess of the reserved maximum. Insofar as these issuances were outside the scope of the 2000 Plan, these options would be deemed as non-qualified options. Since the Company’s securities are not presently listed on any major stock exchange, no shareholder approval is required. The outstanding options to acquire the shares of Common Stock under the Plans have an exercise price ranging from $0.41 per share to $7.00 per share.

Compensation Committee Interlocks and Insider Participation

Susan S. Ciallella, Alfred T. Duncan, Henry Y.L. Toh and Andrew Wimpfheimer, each being an independent director, are the current members of the Compensation Committee. In addition, during the fiscal year ended January 31, 2004, Mr. John Leighton (executive officer), Mr. Jeffrey Hoobler (executive officer) Mr. Martin Leventhal (an independent director who is no longer with the Company) and Mr. Robert Slezak (an independent director who is no longer with the Company) also served on the Compensation Committee.

However, during the fiscal year ended January 31, 2004 there was a separate 162(m) Committee, whose members were exclusively independent directors, which determined executive officer compensation. No Company executive officer currently serves on the Compensation Committee or any similar committee of another public company, one of whose executive officers sits on the Compensation Committee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

FOR FISCAL YEAR ENDED JANUARY 31, 2004

The following table sets forth information as of January 31, 2004 with respect to our compensation plans (including individual compensation arrangements).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
(a)	(b)	(c)
Equity compensation plans approved by security holders	5,023,291	$2.29	1,477,479

Equity compensation plans not approved by security holders	0	N/A	0

Total	5,023,291	$2.29	1,477,479

Security Ownership of Certain Beneficial Owners and Management

As of May 13, 2004, 12,897,570 shares of our Common Stock were issued and outstanding. The following table sets forth information known to the Company, as of May 13, 2004, relating to the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each of the Company’s Named Executive Officers; (iii) each director; and (iv) all executive officers and directors as a group. Beneficial ownership was determined in accordance with Rule 13d-3 of the Exchange Act, which, among other requirements, requires the inclusion of shares issuable upon the exercise of options that are exercisable within sixty days. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual voting percentage at any particular date.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
John P. Leighton (1)	3,359,465	24.2%
Peak6 Investments, L.P. (2)	1,156,000	9.0%
Martin H. Meyerson (3)	1,095,843	8.5%
Jack Silver (4)	700,917	5.4%
Michael T. Dorsey (5)	325,000	2.5%
Andrew Wimpfheimer	228,755	1.8%
Timothy M. Demarest (6)	100,000	*
Jeffrey M. Hoobler (7)	91,500	*
Mark Neiderfer (8)	67,000	*
Alfred T. Duncan (9)	42,500	*
Henry Y. L. Toh (10)	5,000	*
Susan Stranahan Ciallella	0	0
All directors and executive officers as a group (11 people) (11)	3,969,220	28.2%

*	Less than 1%
(1)	The number of shares beneficially owned by John P. Leighton includes (i) 1,388,622 restricted shares of Common Stock owned directly by Mr. Leighton, (ii) 995,843 shares of Common Stock that Mr. Leighton may acquire from Martin H. Meyerson upon the exercise of a right of first refusal granted to Mr. Leighton by Mr. Meyerson (the “Right of First Refusal”), and (iii) 975,000 shares of Common Stock issuable directly to Mr. Leighton upon the exercise of options that are exercisable within sixty days. The number of shares beneficially owned by Mr. Leighton includes the shares of Common Stock that Mr. Leighton may acquire from Martin H. Meyerson upon the exercise of the Right of First Refusal granted to Mr. Leighton by Mr. Meyerson under the Stockholders’ Agreement dated January 14, 2003. Under the Stockholder’s Agreement, before Mr. Meyerson sells any shares that he beneficially owns, the shares must first be offered to Mr. Leighton, and Mr. Leighton has two business days to exercise his Right of First Refusal. If he does not exercise his right, Mr. Meyerson has thirty days to sell the shares to whomever he wishes, after which the Right of First Refusal goes back into effect. As an exception, Mr. Meyerson is permitted to sell up to 100,000 shares in a twelve month period, but not to exceed 300,000 shares in the aggregate, without first offering the shares to Mr. Leighton. The Right of First Refusal terminates upon the earlier of (1) Mr. Meyerson’s death and (2) Mr. Leighton ceasing to be a director of the Company.

(2)	The address of Peak6 Investments, L.P. is 209 LaSalle Street, Suite 200, Chicago, IL 60604.
(3)	The number of shares beneficially owned by Martin H. Meyerson includes (i) 796,099 restricted shares of Common Stock owned directly Mr. Meyerson; (ii) 183,419 restricted shares of Common Stock owned indirectly by his spouse; (iii) 91,325 shares owned jointly by Mr. Meyerson and his spouse; (iv) 10,000 shares of Common Stock held in an IRA account for the direct benefit of Mr. Meyerson; (v) 10,000 shares of Common Stock owned indirectly by his spouse; and (vi) 5,000 shares of Common Stock held in an IRA account for the indirect benefit of Mr. Meyerson’s spouse. The shares beneficially owned by Mr. Meyerson are subject to the Right of First Refusal. The number of shares beneficially owned by Martin H. Meyerson does not include 150,000 shares restricted Common Stock owned by a trust for the benefit of members of his family over which Mr. Meyerson does not exercise voting or disposition power. Mr Meyerson’s address is 32 Wright Street South; Woodcliff Lake, NJ 07677.
(4)	The address of Jack Silver is 660 Madison Avenue, New York, N.Y 10021.
(5)	The number of shares beneficially owned by Michael T. Dorsey includes (i) 270,000 restricted shares of Common Stock owned directly by Mr. Dorsey and (ii) 55,000 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days. Mr. Dorsey is no longer employed by the Company as of March 25, 2004.
(6)	The number of shares beneficially owned by Timothy M. Demarest represents 100,000 shares of Common Stock issuable upon the exercise of options that are exercisable within sixty days.
(7)	The number of shares beneficially owned by Jeffrey M. Hoobler includes (i) 50,000 restricted shares of Common Stock held in an IRA for the direct benefit of Mr. Hoobler, (ii) 37,500 shares of Common Stock issuable directly to Mr. Hoobler upon the exercise of options that are exercisable within sixty days, and (iii) 4,000 shares of Common Stock owned indirectly by members of his family.
(8)	The number of shares beneficially owned by Mark Neiderfer includes (i) 50,000 restricted shares of Common Stock held in an IRA account for the direct benefit of Mr. Neiderfer and (i) 17,000 shares of Common Stock issuable directly to Mr. Neiderfer upon the exercise of options that are exercisable within sixty days.
(9)	The number of shares beneficially owned by Alfred T. Duncan includes (i) 20,000 restricted shares of Common Stock owned directly by Mr. Duncan and (ii) 22,500 shares of Common Stock issuable directly to Mr. Duncan upon the exercise of options that are exercisable within sixty days.
(10)	The number of shares beneficially owned by Henry Y.L. Toh represents 5,000 shares of Common Stock owned indirectly by his spouse. Mr. Toh disclaims beneficial ownership of these securities.
(11)	The number of shares beneficially owned by all directors and executive officers as a group includes (i) 1,649,977 restricted shares of Common Stock owned directly by members of the group; (ii) 1,189,500 shares of Common Stock issuable to members of the group upon the exercise of options that are exercisable within sixty days; (iii) 125,000 restricted shares of Common Stock held by IRA accounts for the direct benefit of members of the group; and (iv) 4,000 shares of Common Stock owned indirectly by a group member’s family. In addition to the Named Executive Officers and directors shown in the above table, the group of all directors and executive officers includes the shares beneficially owned by three other executive officers, including Charles B. Kennedy III, John P. Cunningham and Robert S. Thornton.

Unless otherwise stated, the business address of each of the named individuals in this table is c/o Crown Financial Group, Inc., 525 Washington Boulevard, Jersey City, New Jersey 07310.

Item 13. Certain Relationships and Related Transactions.

The Company had loaned Anthony F. Dudzinski, the Company’s former Vice-President of Operations, $200,000 to purchase 50,000 shares of the Company’s stock. The loan matured February 21, 2004 and is non-interest bearing. The shares of the Company are pledged as collateral for the loan. On March 20, 2003, pursuant to an agreement with the former officer, the Company acquired 50,000 shares of common stock with the fair market value of $200,000 in exchange for the release of certain obligations and rights of the former officer, including a forgiveness of $200,000 in loans.

Effective January 14, 2003, Mr. Leighton contributed $500,000 in the form of a subordinated note to the Company. A certain member of the new management team also purchased 200,000 shares of Common Stock for an aggregate purchase price of $100,000.

In May 2003, the Company completed a transaction with Martin H. Meyerson, the Company’s former Chairman and Chief Executive Officer, totaling $1,350,000 (the “Transaction”). The Transaction consisted of a sale of a combination of $500,000 of investments and $480,000 of receivables from trading personnel totaling $980,000, a cash contribution of $130,000 recognized as additional paid-in-capital and a reimbursement to the Company of $240,000 of expenses incurred by the Company in connection with certain regulatory matters. The assets sold to Mr. Meyerson were valued at the greater of fair market value or cost. The Transaction increased the Company’s cash position, and in the process, increased the Company’s net capital by a like amount.

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

On October 30, 2003, the Company completed a conversion, with NASD approval, of $1,000,000 in subordinated indebtedness to equity. The subordinated debt converted was comprised of $500,000 from John Leighton and $500,000 from Joelle A. Meyerson. Pursuant to this conversion, $1,000,000 of subordinated debt was tendered in exchange for the issuance of 366,838 shares of the Company’s common stock. As a result of these transactions, the Company’s stockholders’ equity increased by $1,000,000 and its liabilities decreased by $1,000,000.

The Company has retained an interest in ViewTrade of approximately 15% through ViewTrade’s acquisition of the Company’s former subsidiary, EMeyerson.com, Inc. This investment was valued at $104,744 as of January 31, 2004 and 2003 and is included in Other Investments in the Consolidated Statements of Financial Condition. ViewTrade subleases space from the Company which resulted in sublease income of approximately $214,310 and $248,201 for the years ended January 31, 2004, and 2003, respectively. This income is included in ‘Other Income’ in the Consolidated Statements of Operations. The Viewtrade sub-lease terminated February 29, 2004.

Item 14. Principal Accountant Fees and Services.

Ernst & Young, LLP was our independent auditor for the fiscal year ended January 31, 2004 and Sanville and Company was our independent auditor for the fiscal year ended January 31, 2003. Fees paid to our independent auditors for each of the past two years are set forth below. All fees paid to our independent auditors were pre-approved by the Audit Committee.

	Fiscal year ended
	1/31/04	1/31/03
Audit fees	$375,000	$46,000
Audit-related fees	45,600	0
Tax fees	0	0
All other fees	211,100	0

Total fees paid to independent auditors	$631,700	$46,000

Audit Fees

Audit fees of $375,000 and $46,000 during the fiscal years ended January 31, 2004 and 2003 respectively, were for professional services rendered for the audit of our annual financial statements for the fiscal years ended January 31, 2004 and 2003, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended January 31, 2004 and 2003 and services in connection with our statutory and regulatory filings for the fiscal years ended January 31, 2004 and 2003.

Audit-Related Fees

Audit related fees of $ 45,600 during the fiscal year ended January 31, 2004 were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for the fiscal years ended January 31, 2004 and 2003, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits and accounting consultations. We did not incur fees for such services during the fiscal year ended January 31, 2003.

Tax Fees

We did not incur fees from our independent auditors related to tax compliance or, consulting and planning services rendered during the fiscal years ended January 31, 2004 and 2003.

All Other Fees

Other fees of $211,600 during the fiscal year ended January 31, 2004 relate to services provided to support the Company’s financial restatement efforts.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided to the Company by the independent auditor. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent auditor. Such policies and procedures provide that management and the independent auditor shall jointly submit to the Audit Committee a schedule of audit and non-audit services for each fiscal year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services on a case-by-case basis. Management must provide a detailed description of each proposed service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and the independent auditor to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members, for audit and non-audit services to a subcommittee consisting of one or more members of the Audit Committee. Any service pre-approved by a delegatee must be reported to the Audit Committee at the next scheduled quarterly meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN FINANCIAL GROUP, INC. (formerly M. H. MEYERSON & CO., INC. ) (Registrant)

By:	/s/ Charles B. Kennedy III

Charles B. Kennedy III
Interim Chief Executive Officer and Interim President

Date: June 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Leighton John P. Leighton	Chairman, Chief Executive Officer, President and Director	June 1, 2004

/s/ Charles B. Kennedy III Charles B. Kennedy III	Senior Vice President, Interim Chief Executive Officer and Interim President (Principal Executive Officer)	June 1, 2004

/s/ Jeffrey M. Hoobler Jeffrey M. Hoobler	Executive Vice President, Chief Operating Officer and Director	June 1, 2004

/s/ Robert S. Thornton Robert S. Thornton	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 1, 2004

/s/ Alfred T. Duncan Alfred T. Duncan	Director	June 1, 2004

/s/ Susan Stranahan Ciallella Susan Stranahan Ciallella	Director	June 1, 2004

/s/ Henry Y. L. Toh Henry Y. L. Toh	Director	June 1, 2004

/s/ Andrew Wimpfheimer Andrew Wimpfheimer	Director	June 1, 2004