Form 10-Q
period 2004-04-30
CROWN FINANCIAL GROUP INC
filed 2004-06-14
CIK 913781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

At June 10, 2004, the number of shares outstanding of the Registrant’s Common Stock was 13,157,570.

CROWN FINANCIAL GROUP, INC.

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended April 30, 2004

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “Our” shall mean Crown Financial Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Financial Condition

(Unaudited)

	April 30, 2004	January 31, 2004
ASSETS
Cash and cash equivalents (Note 2)	$1,757,592	$2,375,720
Deposits with and receivables from brokers and dealers (Note 4)	4,344,223	3,990,242
Securities owned, held at clearing brokers, at market value (Notes 2 and 3)	2,070,061	3,233,596
Furniture, equipment, capitalized software, and leasehold improvements at cost, net of accumulated depreciation and amortization	1,991,069	1,725,426
Receivables from trading and sales personnel, net of reserves (Note 2)	142,187	186,641
Insurance recovery receivable	1,000,000	1,000,000
Prepaid expenses	116,233	214,548
Other assets	278,498	221,212

Total assets	$11,699,863	$12,947,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold, not yet purchased (Notes 2 and 3)	$525,061	$492,081
Accrued compensation expense	595,263	1,250,573
Accrued NASD arbitration award	5,000,000	5,000,000
Accounts payable and accrued expenses	1,347,650	1,453,829

Total liabilities	7,467,974	8,196,483

Commitments and contingent liabilities (Note 9)

Subordinated loans	2,000,000	2,000,000

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 11,553,970 shares issued and outstanding at April 30, 2004 and 11,425,333 shares issued and outstanding at January 31, 2004	115,540	114,253
Unearned compensation (Note 2)	(44,455)	(65,215)
Treasury stock (50,000 shares)	(200,000)	(200,000)
Additional paid-in capital	25,508,933	25,295,796
Accumulated deficit	(23,148,129)	(22,393,932)

Total stockholders’ equity	2,231,889	2,750,902

Total liabilities and stockholders’ equity	$11,699,863	$12,947,385

See accompanying notes which are an integral part of these financial statements

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended April 30,
	2004	2003
REVENUES
Net trading revenues	$6,046,031	$1,720,432
Commissions	402,424	342,095
Underwriting and investment banking fees	50,000	70,896
Interest and other	9,890	92,159

Total revenues	6,508,345	2,225,582

EXPENSES
Employee compensation and benefits	3,567,870	1,666,435
Execution and clearance charges	1,055,706	857,693
Communication and data processing	921,709	533,220
Occupancy and equipment rentals	332,734	341,256
Professional fees	319,564	439,825
Business development	250,650	116,268
Depreciation and amortization	108,363	53,108
Postage, printing and office supplies	58,189	128,633
Interest expense	20,000	27,065
Restatement costs (Note 2)	283,775	—
Other expenses	327,902	172,992

Total expenses	7,246,462	4,336,495

Loss before income taxes	(738,117)	(2,110,913)
Provision for income taxes (Note 2)	16,080	3,214

Net loss	$(754,197)	$(2,114,127)

Basic loss per share of common stock (Note 2)	$(0.07)	$(0.26)

Diluted loss per share of common stock (Note 2)	$(0.07)	$(0.26)

Weighted average number of shares outstanding (Note 2)	11,480,090	8,200,849

Diluted weighted average number of shares outstanding (Note 2)	11,480,090	8,200,849

See accompanying notes which are an integral part of these financial statements

CROWN FINANCIAL GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended April 30, 2004

(Unaudited)

	Common Stock		Unearned Compensation	Treasury Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2004	11,425,333	$114,253	$(65,215)	$(200,000)	$25,295,796	$(22,393,932)	$2,750,902
Net loss	—	—	—	—	—	(754,197)	(754,197)
Options granted or modified	—	—	—	—	2,100	—	2,100
Amortization of unearned compensation	—	—	20,760	—	—	—	20,760
Options exercised	3,637	37	—	—	4,787	—	4,824
Shares issued	125,000	1,250	—	—	206,250	—	207,500

Balances at April 30, 2004	11,553,970	$115,540	$(44,455)	$(200,000)	$25,508,933	$(23,148,129)	$2,231,889

See accompanying notes which are an integral part of these financial statements

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended April 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(754,197)	$(2,114,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,363	53,108
Compensation expense on options granted	22,860	42,745
Changes in assets and liabilities:
(Increase) decrease in assets:
Deposits with and receivables from brokers and dealers	(353,981)	(359,233)
Securities owned, held at clearing brokers, at market value	1,163,535	59,646
Receivables from trading and sales personnel	44,454	(123,598)
Prepaid expenses	98,315	(4,440)
Other assets	(57,286)	(19,688)
Increase (decrease) in liabilities:
Securities sold, not yet purchased	32,980	303,560
Accrued compensation expense	(655,310)	(39,394)
Accounts payable and accrued expenses	(106,178)	(105,743)

Net cash used in operating activities	(456,445)	(2,307,164)

Cash flows from investing activities:
Fixed asset purchases and software capitalizations, net of disposals	(374,006)	—
Security investments	—	53,200

Net cash provided by (used in) investing activities	(374,006)	53,200

Cash flows from financing activities:
Common stock issued	207,500	1,588,152
Options exercised	4,823	14,384

Net cash provided by financing activities	212,323	1,602,536

Net decrease in cash and cash equivalents	(618,128)	(651,428)
Cash and cash equivalents at beginning of period	2,375,720	961,465

Cash and cash equivalents at end of period	$1,757,592	$310,037

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,000	$26,856
Cash paid for income taxes	$12,334	$250

See accompanying notes which are an integral part of these financial statements

CROWN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

CROWN FINANCIAL GROUP, INC. (the “Company”) is a leading market maker currently making markets in excess of 9,700 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, OTC Bulletin Board and the Pink Sheets. The Company is a registered broker-dealer with the United States Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company provides securities trading, underwriting, investment banking and brokerage services for individuals, institutions and corporations. The Company, like other broker dealers, is directly affected by general economics and market conditions, including fluctuations in volume and price level of securities, changes in interest rates, all of which have an impact on the Company’s liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Crown Financial International Limited (“CFIL”), which was established on June 2, 2003, in London, England. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, as filed with the SEC.

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

The market value of securities owned, and securities sold, not yet purchased, which consist primarily of equities, is determined by the Company utilizing quoted market prices, dealer quotes and prices obtained from independent third parties.

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

Other Investments

Other investments are included within other assets on the Statements of Financial Condition, include the Company’s investment in ViewTrade, Inc., and are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments.

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

During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $1,010,961 and $773,203 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of April 30 and January 31, 2004, respectively. Of the $1,010,961 of unamortized capital software as of April 30, 2004, $584,212 represented software that was still in development and was not being amortized and $426,749 represented software that had been placed in service and was being amortized. Of the $773,203 of unamortized capital software as of January 31, 2004, $455,784 represented software that was still in development and was not being amortized and $317,419 represented software that had been placed in service and was being amortized.

Receivables from Trading and Sales Personnel

Some trading and sales personnel receive draws, which represent advances against future commission payments. Receivables from trading and sales personnel result when the cumulative earned commission payments are less than the cumulative draws paid. The Company expects to collect these receivables from future earned commissions.

The Company has established a reserve as an offset to the receivable balance on the basis of a review of historical collections and estimates of future collections. The reserve amount is $69,824 and $360,697 at April 30 and January 31, 2004, respectively. During the three month period ended April 30, 2004, certain receivables that were fully reserved were written-off because the underlying compensation was recharacterized as salary expense.

Stock Based Compensation

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of Common Stock. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period). The Company recognized $22,860 and $42,745 of compensation expense on such grants during the three months ended April 30, 2004, and 2003, respectively.

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest. The Company recognized no expense on such grants during the three months ended April 30, 2004, and 2003, respectively

As required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company has computed for pro forma disclosure purposes, the fair value of options granted to employees and directors using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	For the three months ended April 30,
	2004	2003
Risk free interest rate	3.00%	2.50%
Weighted average expected life of options (years)	4.00	4.00
Expected volatility of Company’s common stock	173%	174%
Expected dividends	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS No. 123:

	For the three months ended April 30,
	2004	2003
Net loss as reported	$(754,197)	$(2,114,127)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,551,266)	(69,931)
Add: Total stock-based compensation expense determined under intrinsic value based method for all awards	22,860	42,745

Pro forma net loss	$(2,282,603)	$(2,141,313)

Earning per share:
Basic and diluted net loss per share as reported	$(0.07)	$(0.26)
Basic and diluted pro forma net loss per share	$(0.20)	$(0.26)

The weighted average fair value of the stock options granted was $1.26 and $1.12 for the three months ended April 30, 2004, and 2003, respectively.

Restatement and Restatement Costs

In January of 2003, John P. Leighton became the Company’s Co-Chairman and Chief Executive Officer. Subsequently, he assumed the role of sole Chairman and President, and installed a new management team and a new business plan. In mid-September 2003, a new finance team was also appointed to further the implementation of this new business plan.

On October 17, 2003, as part of the closing of the Company’s financial records for the month of September 2003, the new finance team of the Company determined that certain items in the Company’s previously issued unaudited financial statements for the interim periods of the year ended January 31, 2004, were misstated. The Company immediately commenced an internal review to determine the scope of the financial statement misstatements and to issue restated financial statements (the “Restatement”) for any prior periods materially impacted by the misstatements.

As a result of the findings of the review, the Company restated its financial statements for the years ended January 31, 2003, 2002 and 2001, including the corresponding 2003 interim periods, and the quarterly periods ended April 30, 2003 and July 31, 2003. The restated financial statements were filed with the SEC in March 2004 in amended annual and quarterly reports.

The internal review and the restatement of the financial statements required significant outside resources in the form of accounting services in order to complete the process on a timely basis. The direct accounting costs isolated as Restatement Costs in the Consolidated Statements of Operations, represent the professional fees incurred during the three months ended April 30, 2004 related to this project. During the fiscal year ended January 31, 2004, $505,612 of Restatement Costs were incurred related to the restatement project.

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

The Company files a federal income tax return as well as state income tax returns in certain jurisdictions. Additionally, the Company has a branch that is treated as a corporation for UK tax purposes. The Company includes the UK branch as a disregarded entity in its federal income tax return.

At April 30, 2004, the Company had a federal net operating loss carryforward of approximately $ 18,000,000. The federal net operating loss carryforwards begin to expire in the fiscal year ending in 2022 and expires completely in the fiscal year ending in 2023.

In addition, the Company has state net operating loss carryforwards. The state net operating loss carryforwards range by jurisdiction up to approximately $ 24,000,000. These state net operating loss carryforwards expire between fiscal years ended in 2009 and 2011.

At April 30, 2004 the Company has net deferred tax assets, before valuation allowances, of $11,928,993. The Company’s deferred tax assets are subject to a 100% valuation allowance as currently management is unable to conclude that it is more likely than not the Company will generate sufficient future taxable income to realize the deferred tax assets.

The following table reconciles the provision to the U.S. federal statutory income tax rate:

For the three months ended April 30, 2004
U.S. federal statutory income tax rate	35.0%
Valuation allowance	(31.7)%
Other	(5.4)%

Effective income tax rate	(2.1)%

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended April 30, 2004 and 2003:

	For the three months ended April 30,
	2004		2003
	Numerator / net loss	Denominator / shares	Numerator / net loss	Denominator / shares
Loss and shares used in basic calculations	$(754,197)	11,480,090	$(2,114,127)	8,200,849
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(754,197)	11,480,090	$(2,114,127)	8,200,849

Basic earnings per share		$(0.07)		$(0.26)
Diluted earnings per share		$(0.07)		$(0.26)

For the three months ended April 30, 2004 and 2003, common stock equivalents in the amount of 5,278,059 and 2,210,092 shares were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

Reclassifications

Certain fiscal 2004 amounts have been reclassified to conform with fiscal 2005 classifications.

3. SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

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

	April 30, 2004	January 31, 2004
Securities owned, marketable:
Equities	$2,067,561	$3,222,383
Other	2,500	11,213

	$2,070,061	$3,233,596

Securities sold, not yet purchased:
Equities	$525,061	$492,081

4. DEPOSITS WITH AND RECEIVABLES FROM BROKERS AND DEALERS

The Company maintains clearing agreements with Spear, Leads & Kellogg (“SLK”) and Fiserv Securities, Inc., (“Fiserv”). Under the agreement with SLK, the Company maintains a clearing deposit of $1,000,000. The Company primarily clears its proprietary equity market making and institutional client activity through SLK. Under the agreement with Fiserv, the Company maintains a clearing deposit of $100,000. The Company primarily clears its fixed income and individual investor activity through Fiserv.

The amounts receivable from brokers and dealers consist of the following:

	April 30, 2004	January 31, 2004
Receivable:
Clearing brokers	$2,734,212	$2,380,887
Deposits	1,100,000	1,100,000
Other	510,011	509,355

	$4,344,223	$3,990,242

5. SIGNIFICANT CUSTOMERS

The Company considers significant customers to be customers who account for 10% or more of the total trades by the Company during the period. The Company had one such significant customer, a U.S. broker-dealer, which accounted for 21% of the total trades for the three months ended April 30, 2004, as compared to two such significant customers accounting for 30% and 17% of the total trades in the comparable period in 2003.

The Company’s customers include both institutions and broker-dealers. Institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

6. NET CAPITAL REQUIREMENTS

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in the SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC before repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At April 30, 2004, the Company had net capital of $1,265,531, compared to a minimum net capital requirement of $1,000,000.

7. RELATED PARTY TRANSACTIONS

The Company acquired an interest in ViewTrade of approximately 15% through ViewTrade’s acquisition of the Company’s former subsidiary, EMeyerson.com, Inc. This investment is recorded at $104,744 as of both April 30 and January 31, 2004, and is included in Other Assets in the Consolidated Statements of Financial Condition. ViewTrade subleased space from the Company until the lease was terminated on February 29, 2004. The Company recorded sublease income of $68,203 for the three months ended April 30, 2003, and no income was recorded for the three months ended April 30, 2004. This income is included in Other Income in the Consolidated Statements of Operations.

8. SUBORDINATED LOANS

The Company entered into a NASD approved subordinated loan agreement with SLK dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and it matured on August 31, 1999, but was extended to August 31, 2003. The maturity of the subordinated loan was again extended, to August 31, 2005, by an agreement dated July 22, 2003, which the Company and SLK entered into in conjunction with a renegotiation of the clearing services SLK provides to the Company. The subordinated loan is subject to monthly interest payments at the Prime Rate and is unsecured. This subordinated loan is considered debt for purposes of the debt to debt-equity ratio.

9. COMMITMENTS AND CONTINGENT LIABILITIES

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

The rental expense for the three months ended April 30, 2004 and 2003 was $297,512 and $260,128 respectively. As of April 30, 2004, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows:

	Office Leases	Other Obligations	Total
Nine months ended January 31, 2005	$721,669	$134,288	$855,957
Year ended January 31, 2006	887,000	29,249	916,249
Year ended January 31, 2007	905,946	9,515	915,461
Year ended January 31, 2008	921,300	—	921,300
Year ended January 31, 2009	897,933	—	897,933
Thereafter through July 31, 2011	2,233,150	—	2,233,150

	$6,566,998	$173,052	$6,740,050

The Company has entered into guaranteed employment contracts with certain of its employees of approximately $975,000 for the year ended January 31, 2005 and $400,000 for the year ended January 31, 2006.

The following litigation and arbitration matters are pending at April 30, 2004:

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

On June 3, 2004, the court granted the plaintiffs’ motion to file a Third Amended Complaint to include facts arising from the Company’s restatement of its financial results for fiscal 2001, 2002 and 2003 and the interim periods ended April 30, 2003 and July 31, 2003. The Company is currently preparing a response to the Third Amended Complaint.

The Company believes that the allegations of the Second Amended Complaint, and those the plaintiffs have included in the Third Amended Complaint, are meritless and fail to state legally valid claims. The defendants intend to continue to contest the allegations vigorously and have not recorded a provision for any loss that may be incurred as a result of the action.

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

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. Neither Bear Stearns nor the Company asserted cross claims against each other in the arbitration. Either may attempt, subject to defenses of the other, to assert a cross claim against the other under the clearing agreement or other law for its share of the award. The Company and Bear Stearns have each filed motions to vacate the award in its entirety with the U.S. District Court for the District of New Jersey. Bear Stearns has also requested the Court to vacate the award as to itself, if the Court does not vacate the entire award. Although the Company previously expected that these motions together, with the Claimant’s motion to confirm, would be resolved sometime during the second calendar quarter of 2004, the Company is now unable to predict the timing of the resolution of this matter.

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

10. SUBSEQUENT EVENTS

Commencing in May 2004, the Company sold, in a series of private offerings, 1,603,600 shares of Company common stock in exchange for $1,568,420 in cash. These shares were sold without registration and are subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q as well as the Annual Report on Form 10-K and amended Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 filed with the SEC on April 30 and June 1, 2004, respectively.

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

Other Investments— Other investments are included within other assets on the Statements of Financial Condition, include the Company’s investment in ViewTrade, Inc., and are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Investments are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

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

Allowance for doubtful accounts—In the third quarter of fiscal 2003, the Company began recording an allowance against accounts receivable from trading and sales personnel. That allowance is $69,824 at April 30, 2004. Accounts receivable from trading and sales personnel represent amounts owed to the Company by its traders and sales persons for draws (i.e., advance compensation payments) in excess of their profits and commissions earned. New management has assessed the probability of collection for each receivable and has established an allowance consistent with that assessment. However, estimating the allowance is highly subjective, and estimates may differ significantly from the actual amount because the majority of our traders and sales persons are new to the Company, and the Company’s new management does not have a lengthy history about collections from its traders and sales persons. We will reassess and refine our methodology continuously as the new management accumulates sufficient history of collections from its traders and sales persons, and that process may result in changes to our estimates. During the three month period ended April 30, 2004, certain receivables that were fully reserved were written-off because the underlying compensation was recharacterized as salary expense.

Capitalization of proprietary software—During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $1,010,961 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of April 30, 2004. Of that amount, $584,212 represents software that is still in development and is not being amortized and $426,749 represents software that has been placed in service and is being amortized. Capitalized software is amortized over its estimated useful life of three years.

Contingent liabilities—As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company is the defendant in several law suits or arbitrations brought by brokerage customers or investors who purchased securities in offerings for which the Company acted as underwriter or placement agent. The claims in these actions represent contingent liabilities, which are accounted for under SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5. a loss and a liability is recorded for a settlement or award when management concludes that such loss is probable and can be reasonably estimated. In many of the actions described in Note 9, we intend to vigorously defend ourselves, and/or are presently unable to predict the outcome, and therefore to date have not accrued for any losses. However, as these actions proceed and more information becomes available, our assessment of the future outcome of a matter may change or, notwithstanding our defenses, we may choose to settle a matter or a plaintiff may receive an award, at which time a loss may be recorded. The actual future outcomes of these matters may differ from our assessments at any point in time, and significant differences could have a material affect on our financial position and results of operations.

Income taxes—As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as stock compensation, the valuation of financial instruments, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for net operating loss carryforwards. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by the extent to which we establish a valuation allowance or the increase or decrease in the allowance during a period. To date, we have recorded a valuation allowance of $11,928,993, the entire amount of our deferred tax assets (primarily net operating loss carryforwards), as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

Recently Issued Accounting Standards

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

RESULTS OF OPERATIONS

Certain Factors Affecting Results of Operations

Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward-looking statements. Several of these factors include, without limitation the Company’s ability to:

•	finance and manage expected growth;

•	provide ongoing competitive services and pricing;

•	retain and attract key personnel;

•	attract new subscribers while minimizing subscriber attrition;

•	address legal proceedings in an effective manner;

•	adopt new, or changes in, accounting principles;

•	attract sufficient capital to fund its business and maintain adequate regulatory capital;

•	manage the risks attendant to the value of our securities positions;

•	attract an adequate volume of our market-making activities;

•	attract an adequate dollar value of securities traded;

•	adapt to volatility in the securities markets;

•	realize adequate demand for our investment banking and advisory services;

•	adapt to changes in investor sentiment;

•	manage through any seasonality in business volume;

•	manage personnel, overhead and other expenses;

•	adapt to changes in payments for order flow and clearing costs;

•	manage changes in senior management and sales, trading and technology professionals;

•	adjust to legislative, legal and regulatory changes;

•	adequately address all regulatory matters;

•	adapt to technological changes and events; and

•	compete and adjust to market and macroeconomic conditions.

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

Three Months Ended April 30, 2004 and 2003

The net loss for the three months ended April 30, 2004 was $754,197, resulting in a loss per share on a fully diluted basis of $0.07. This compares to a net loss of $2,114,127 and a loss per share of $0.26 on a fully diluted basis for the comparable period in 2003. The reduction in the Company’s net loss in the first quarter of the year ending January 31, 2005 (“fiscal 2005”) when compared with the first quarter of the year ended January 31, 2004 (“fiscal 2004”) reflects the effects of the growth in the Company’s revenues. That revenue growth reflects the Company’s new business plan, which is focusing on expanding the Company’s trade execution market share. As the revenues have grown, the variable portion of the compensation costs and the variable execution and clearance charges have increased along with the revenue growth. In addition, while certain fixed expenses have been rationalized and reduced whenever possible, other technology and business development expenses have increased in order to facilitate the expanded market share of trade executions.

In the three months ended April 30, 2004, total revenues increased 192.4% to $6.5 million, from $2.2 million in the comparable period for 2003, primarily due to increased net trading revenues from our U.S. securities market-making activities.

Expenses increased 67.1% to $7.2 million in 2004, from $4.3 million in 2003, primarily as a result of increases in variable costs such as employee compensation and benefits, and execution and clearance charges, plus an increase in communications and data processing expenses and $283,775 of expenses related to the restatement of the Company’s financial statements.

Revenues

Net trading revenue from market-making activities increased 251.4% to $6.0 million for the three months ended April 30, 2004 from $1.7 million for the comparable period in 2003. The revenues increased primarily due to increases in trade and share volumes. Volume increased due to both an overall increase in market volume and an increase in our market share resulting from the expansion and upgrading of our market-making operation.

Underwriting and investment banking fees decreased 29.5% to $50,000 for the three months ended April 30, 2004, from $70,896 for the comparable period in 2003. This decrease is due to a reduction in the amount of underwriting transactions or advisory contracts in 2004.

Commissions increased 17.6% to $402,424 for the three months ended April 30, 2004, from $342,095 for the comparable period in 2003. This increase is due to both increased market volume as well as an increase in our market share in commission-based business in 2004.

Interest and other income decreased 89.3% to $9,890 for the three months ended April 30, 2004, from $92,159 for the comparable period in 2003. This decrease was primarily due to the termination of a sublease agreement.

Expenses

Employee compensation and benefits expense increased 114.1% to $3.6 million for the three months ended April 30, 2004, from $1.7 million for the comparable period in 2003. The increase was primarily due to higher sales and trading payouts as a result of increased gross trading profits and margins, the hiring of experienced senior management, sales and trading professionals, and certain prior period salary forfeitures. These increases were partially offset by the effects of reductions of sales and trading professionals that were replaced with more experienced personnel and the elimination of our retail business.

Execution and clearance fees increased 23.1% to $1.1 million for the three months ended April 30, 2004, from $0.9 million for the comparable period in 2003. The increase is due to increased trade and share volume as well as increased costs related to executing orders through ECN’s. Execution and clearance charges as a percentage of revenues declined to 16% from 39%, for the three month periods ending April 30, 2004 and 2003, respectively.

Communication and data processing expense increased 72.9% to $921,709 for the three months ended April 30, 2004, from $533,220 for the comparable period in 2003. The increase is primarily attributable to increased costs associated with the enhanced trading platform that was installed midway through calendar year 2003 and additional requirements for market data services.

Occupancy and rental expense decreased 2.5% to $332,734 for the three months ended April 30, 2004, from $341,256 for the comparable period in 2003.

Professional fees decreased 27.3% to $319,564 for the three months ended April 30, 2004, from $439,825 for the comparable period in 2003. The decrease is primarily due to a decrease in legal costs associated with outstanding litigation and arbitration matters.

Business development expense increased 115.6% to $250,650 for the three months ended April 30, 2004, from $116,268 for the comparable period in 2003. The increase is primarily attributable to the expenses for a client event held in the first quarter of fiscal 2005 to market our products and services.

Postage, printing and office supplies expense decreased 54.8% to $58,189 for the three months ended April 30, 2004 from $128,633 for the comparable period in 2003. The decrease is primarily attributable to a reduction in the headcount and other cost reduction measures.

Depreciation and amortization increased 104.0% to $108,363 for the three months ended April 30, 2004, from $53,108 for the comparable period in 2003. This increase is primarily due to an increase in technology and software development expenditures, resulting in increased depreciation and amortization expense.

Interest expense decreased 26.1% to $20,000 for the three months ended April 30, 2004, from $27,065 for the comparable period in 2003. The decrease is a result of reducing our subordinated debt outstanding.

Other expenses increased 89.5% to $327,903 for the three months ended April 30, 2004, from $172,992 for the comparable period in 2003. This increase is primarily due to increased software licensing fees and insurance costs, partially offset by a decrease in research costs.

Three Months Ended April 30, 2004 and Three Months Ended January 31, 2004

The net loss for the three months ended April 30, 2004 was $754,197 compared to the net loss of $1,181,465 for the three months ended January 31, 2004. Revenues for the three months ended April 30, 2004 were $6.5 million compared to revenues of $6.7 million for the three months ended January 31, 2004.

The Company’s operating results improved for the first quarter of fiscal 2005, as compared to the fourth quarter of fiscal 2004, despite the decline in revenues, as the result of reductions in compensation expenses (incentive compensation accruals and variable sales and trader compensation), professional fees, Restatement Costs, and variable execution and clearance charges.

Revenues declined in the first quarter of fiscal 2005, as compared to the fourth quarter of fiscal 2004, as the result of a slight decline in net trading revenues, partially offset by increased commission revenues.

Liquidity and Capital Resources

The Company’s statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash (principally receivables from brokers and dealers and securities owned) represent 70% and 74% of total assets at April 30, 2004 and January 31, 2004, respectively. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on Nasdaq, on the OTC Bulletin Board and in the Pink Sheets.

Net cash used in operating activities for the three months ended April 30, 2004 and 2003 was $456,445 and $2,307,164, respectively. Our net cash used in operating activities is materially impacted by changes in our results of operations, as well as the level of our long and short securities positions, and the cash and equity balances at our clearing brokers. The negative operating cash flows for the three months ended April 30, 2004 were financed from cash and cash equivalents on hand at January 31, 2004. For the three months ended April 30, 2003 the negative operating cash flows were financed from the proceeds of the issuance of common stock and cash and cash equivalents on hand at January 31, 2003.

Net cash used in investing activities for the three months ended April 30, 2004 was $374,006. The 2004 investing outflows resulted from the purchase of fixed assets and the capitalization of internally developed software during the year. For the three months ended April 30, 2003 investing activities provided cash flows of $53,200 from the sale of securities investments.

Net cash provided by financing activities for the three months ended April 30, 2004 and 2003 was $212,323 and $1,602,536 respectively. During the three months ended April 30, 2004 we issued 125,000 shares of Common Stock in private offerings and 3,637 shares related to option exercises. The proceeds from the issuance of common stock during the three months ended April 30, 2004 were used for the Company’s working capital purposes and to increase the Company’s level of stockholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

The Company currently does not have any outstanding bank borrowings or long-term debt, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts longer than one year as of April 30, 2004 are summarized below:

	Payments due in
For the years ended January 31	2005	2006-2007	2008-2009	2010- Thereafter	Total
Operating lease contracts(1)	$855,957	$1,831,710	$1,819,233	$2,233,150	$6,740,050
Guaranteed employment contracts	731,250	400,000	—	—	1,131,250

Total	$1,587,207	$2,231,710	$1,819,233	$2,233,150	$7,871,300

(1)	See Note 9 to the Consolidated Financial Statements included in Item 1, ‘Financial Statements and Supplementary Data’.

Off-Balance Sheet Arrangements

As of April 30, 2004, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market making activities expose the Company to significant risks, including but not limited to changes in price and/or liquidity of its trading positions. The Company uses an automated trading system to provide management with a real-time overview of its traders’ activity, positions, and profit/loss. Each trader’s total positions are regularly reviewed and limited by management.

In the course of the Company’s business, it maintains inventory, consisting mainly of Nasdaq and OTC securities. The market value of the Company’s inventory was $2,070,061 in long positions and $525,061 in short positions at April 30, 2004. The loss to the Company, assuming a hypothetical 10% decline in prices, would be $154,500 due to the losses on the long positions being partially offset by gains on the short positions.

The Company, from time to time, invests in certificates of deposit and/or maintains interest bearing balances in its accounts with its clearing brokers, for working capital purposes, which are classified as cash equivalents and receivables from clearing brokers, respectively, in the Statements of Financial Condition. The receivables from clearing brokers, less the portion required to meet margin requirements, are all available for immediate withdrawal, and the certificates of deposit are for periods of 31 days or less, and do not present a material market risk. The Company does not normally trade or carry positions in listed derivative instruments.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out, under the supervision of and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters described at Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-Q for the three months ended April 30, 2004, and other proceedings and claims pending against the Company, cannot be determined at this time and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management at this time, after consultation with legal counsel and information currently available, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition of the Company, although they might be material to operating results for any particular period, depending, in part upon operating results for that period.

For further information on Legal Proceedings, see Note 9 in the Notes to Consolidated Financial Statements, included in this Form 10-Q for the three months ended April 30, 2004.

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

The SEC, NASD and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. As of April 30, 2004, the Company had total net capital of $1,265,531, $265,531 in excess of the Company’s minimum net capital requirement of $1,000,000.

On April 21, 2004, the Company filed notice to the SEC and NASD in compliance with Rule 17a-11(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the Company’s April 1, 2004 intra-day net capital deficiency, including a detailed accounting of the events that led to the deficiency. This deficiency arose, in part, due to a failure of the Company’s computerized primary risk management and assessment tool. On the morning of April 1, 2004, the Company received a significant increase in program trading volume and the impact on the Company’s trading positions went undetected for a period of time due to a failure of the computer system. When the computer risk and assessment system was restarted and magnitude of the positions became apparent, the Company took immediate action to stop accepting the program trades and to reduce its trading positions in order to assess its capital position and to analyze the sequence of events that led to the system failure. As of the close of business on April 1, 2004, the firm was back in net capital compliance. As a result of the preliminary investigation, which took several weeks to compile, the Company determined that a supervisory failure, in combination with the system failure, were the causal factors of the deficiency. The Company is developing a separate computerized risk management and assessment system so that there are redundant systems available to assess the Company’s capital position. In addition, the Company executed certain personnel changes, including suspensions and demotions.

The Nasdaq

In its November 26, 2003 notice to the Company, the Nasdaq Listing Qualifications Panel (the “Panel”) determined to delist the Company’s securities on the Nasdaq SmallCap Market effective as of December 1, 2003 (refer to disclosures made in the Current Report on Form 8-K filed with the SEC on November 28, 2003). The Company’s common stock is currently quoted in the Pink Sheets. The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Council, which subsequently affirmed the Panel’s delisting determination. The Company’s securities remain quoted in the Pink Sheets and, while there can be no assurance, the Company’s securities may become eligible to quoted on the OTC Bulletin Board.

The Department of Labor

The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plan. The annual 401(k) benefit plan audits for the years ended December 31, 2002 and 2001 had not been completed by the prior management on a timely basis. These audits are currently being performed and may lead to further examinations by the Department of Labor.

Other Matters

In March 2004, in connection with a U.S. Securities and Exchange Commission (“SEC”) investigation of trade activity, conduct, supervision and record-keeping at Knight Trading Group, Inc. (“Knight”), the SEC staff and the NASD Department of Market Regulation served Wells Notices to John Leighton (a former Knight Senior Vice President), Knight and other former Knight employees. Mr. Leighton is the Company’s Chairman, Chief Executive Officer and President. The Wells Notices indicate that the regulators are considering recommending civil injunctive and administrative enforcement actions for possible violations of securities laws. The Company is not a party to this matter.

On March 25, 2004, the Company announced that the Board accepted Mr. Leighton’s request for administrative leave to devote his full attention to addressing the aforementioned regulatory issues arising out of his tenure with another NASD member firm. The Board also accepted Mr. Leighton’s nomination of Charles B. Kennedy III as acting CEO and President.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended April 30, 2004, the Company sold in privately negotiated transactions 125,000 shares of Company common stock, not registered under the Securities Act of 1933, as amended (the “Securities Act”) to executive officers, or family members of executive officers, in exchange for $207,500 in cash pursuant to Section 4(2), Section 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. These share issuances were approved by the Company’s Board of Directors. The investors in the Company’s securities had access to the kind of information about the Company that the Company would provide in a registration statement, were “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to the Company their intentions to acquire the Company’s securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

Subsequent to April 30, 2004, the Company additionally sold in privately negotiated transactions 1,603,600 shares of Company common stock, not registered under the Securities Act, to “accredited investors” (as the term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act) and an executive officer, in exchange for $1,568,420, in cash pursuant to Section 4(2), Section 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. These share issuances were approved by the Company’s Board of Directors. The investors in the Company’s securities had access to the kind of information about the Company that the Company would provide in a registration statement, were “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to the Company their intentions to acquire the Company’s securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Placement fees totaling $35,180 were paid to two placement agents in connection with this share issuance.

All of the proceeds from the above referenced share issuances were used for the Company’s working capital purposes, to increase the Company’s level of shareholders’ equity and its net capital as defined in SEC Rule 15c3-1.

There were no purchases of equity securities during the three months ended April 30, 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the three months ended April 30, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Exhibit

3.1	Articles of Incorporation, as Amended	(1)

3.2	By-Laws, as Amended	(1)

31.1	Rule 13a-14(a) and 15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) and 15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officers Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Officers Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from the Registration Statement (Reg. No. 33-80363) filed by the Company on Form S-3.

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended April 30, 2004:

On March 10, 2004, a Current Report on Form 8-K was filed by the Company under Item 5, Other Events and Regulation FD Disclosure.

On April 13, 2004, a Current Report on Form 8-K was filed by the Company under Item 5, Other Events and Regulation FD Disclosure.

No financial statements were filed with any of the foregoing Current Reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 14th day of June, 2004.

CROWN FINANCIAL GROUP, INC.

By:	/s/ Charles B. Kennedy III
Charles B. Kennedy III Senior Vice President, Interim Chief Executive Officer and Interim President