Form 10-Q
period 2004-07-31
CROWN FINANCIAL GROUP INC
filed 2004-09-14
CIK 913781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

At September 13, 2004, the number of the Registrant’s common stock shares issued and outstanding was 18,463,902.

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “Our” shall mean Crown Financial Group, Inc., and its consolidated subsidiary.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Financial Condition

	July 31, 2004	January 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$3,211,671	$2,375,720
Deposits with and receivables from brokers and dealers	2,988,808	3,990,242
Securities owned, held at clearing brokers, at market value	901,493	3,233,596
Furniture, equipment, capitalized software, and leasehold improvements at cost, net of accumulated depreciation and amortization	2,144,424	1,725,426
Receivables from trading and sales personnel, net of reserves	143,645	186,641
Insurance recovery receivable	1,000,000	1,000,000
Prepaid expenses	381,601	214,548
Other assets	134,525	221,212

Total assets	$10,906,167	$12,947,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold, not yet purchased	$85,661	$492,081
Accrued compensation expense	200,854	1,250,573
Accrued NASD arbitration liability	5,000,000	5,000,000
Accounts payable and accrued expenses	1,192,628	1,453,829

Total liabilities	6,479,143	8,196,483

Commitments and contingent liabilities

Subordinated loans	2,000,000	2,000,000

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 13,636,359 shares issued and outstanding at July 31, 2004 and 11,425,333 shares issued and outstanding at January 31, 2004	136,364	114,253
Unearned compensation	(26,514)	(65,215)
Treasury stock, at cost (50,000 shares)	(200,000)	(200,000)
Additional paid-in capital	27,253,670	25,295,796
Accumulated deficit	(24,736,496)	(22,393,932)

Total stockholders’ equity	2,427,024	2,750,902

Total liabilities and stockholders’ equity	$10,906,167	$12,947,385

See accompanying notes which are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended July 31,		For the six months ended July 31,
	2004	2003	2004	2003
REVENUES
Net trading revenues	$2,940,608	$4,602,509	$8,986,639	$6,322,941
Commissions	244,741	323,542	647,165	665,637
Underwriting and investment banking fees	—	89,975	50,000	160,871
Settlement proceeds	700,000	—	700,000	—
Gain on sale of investment	145,256	—	145,256	—
Interest and other	7,780	99,106	17,670	191,264

Total revenues	4,038,385	5,115,132	10,546,730	7,340,713

EXPENSES
Employee compensation and benefits	2,481,000	3,053,071	6,048,870	4,719,507
Communications and data processing	973,016	522,691	1,894,725	1,055,911

Execution and clearance charges	718,251	1,046,085	1,773,957	1,903,778
Professional fees	480,648	782,807	800,211	1,222,632
Occupancy and equipment rentals	352,392	335,734	685,126	676,988
Business development	104,820	118,267	355,470	234,535
Depreciation and amortization	122,448	51,059	230,812	104,167
Postage, printing and office supplies	31,631	231,434	89,820	360,068
Interest expense	27,703	52,405	47,703	79,470
NASD settlements	39,513	(240,000)	39,513	(247,110)
Restatement costs	—	—	283,775	—
Other expenses	282,659	249,003	610,562	429,106

Total expenses	5,614,081	6,202,556	12,860,544	10,539,052

Loss before income taxes	(1,575,696)	(1,087,424)	(2,313,814)	(3,198,339)
Provision for income taxes	12,671	12,483	28,750	15,695

Net loss	$(1,588,367)	$(1,099,907)	$(2,342,564)	$(3,214,034)

Basic loss per share of common stock	$(0.12)	$(0.11)	$(0.19)	$(0.36)

Diluted loss per share of common stock	$(0.12)	$(0.11)	$(0.19)	$(0.36)

Weighted average number of shares outstanding	13,089,684	9,603,865	12,293,732	8,913,895

Diluted weighted average number of shares outstanding	13,089,684	9,603,865	12,293,732	8,913,895

See accompanying notes which are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended July 31, 2004

(Unaudited)

	Common Stock		Unearned Compensation	Treasury Stock	Additional Paid-In Capital	(Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2004	11,425,333	$114,253	$(65,215)	$(200,000)	$25,295,796	$(22,393,932)	$2,750,902

Net loss	—	—	—	—	—	(2,342,564)	(2,342,564)

Options granted or modified	—	—	—	—	2,100	—	2,100

Options forfeited	—	—	—	—	(27,858)	—	(27,858)

Amortization of unearned compensation	—	—	38,701	—	—	—	38,701

Options exercised	3,637	37	—	—	4,787	—	4,824

Shares issued	2,207,389	22,074	—	—	1,978,845	—	2,000,919

Balances at July 31, 2004	13,636,359	$136,364	$(26,514)	$(200,000)	$27,253,670	$(24,736,496)	$2,427,024

See accompanying notes which are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended July 31,
	2004	2003
Cash flows from operating activities
Net loss	$(2,342,564)	$(3,214,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230,812	104,167
Gain on sale of investment	(145,256)	—
Compensation and consulting expense on options granted	12,943	174,013
Changes in assets and liabilities:
(Increase) decrease in assets:
Deposits with and receivables from brokers and dealers	1,001,434	(1,139,070)
Securities owned, held at clearing brokers, at market value	2,332,103	(673,199)
Receivables from trading and sales personnel, net of reserve	42,996	271,246
Prepaid expenses	(167,053)	32,028
Other assets	(18,057)	2,315
Increase (decrease) in liabilities:
Securities sold, not yet purchased	(406,420)	458,412
Accrued compensation expense	(1,049,719)	90,040
Accounts payable and accrued expenses	(261,201)	248,437

Net cash used in operating activities	(769,983)	(3,645,645)

Cash flows from investing activities
Proceeds from sale of investment	250,000	—
Other investments	—	507,962
Purchases of furniture, equipment and capitalized software	(649,809)	(332,186)

Net cash provided by (used in) investing activities	(399,809)	175,776

Cash flows from financing activities
Net proceeds from sale of common stock	2,000,919	3,050,650
Net proceeds from exercise of stock options	4,824	111,689
Cash contribution to equity	—	130,000

Net cash provided by financing activities	2,005,743	3,292,339

Net increase (decrease) in cash and cash equivalents	835,951	(177,530)
Cash and cash equivalents at beginning of period	2,375,720	961,465

Cash and cash equivalents at end of period	$3,211,671	$783,935

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,703	$38,720
Cash paid for income taxes	$—	$481

See accompanying notes which are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M.H. MEYERSON & CO., INC. is a market maker currently making markets in excess of 7,000 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, OTC Bulletin Board and the Pink Sheets. The Company is a registered broker-dealer with the United States Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company provides securities trading, underwriting, investment banking and brokerage services, primarily for institutions and corporations. The Company, like other broker dealers, is directly affected by general economics and market conditions, including fluctuations in volume and price level of securities, changes in interest rates, all of which have an impact on the Company’s liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Crown Financial International Limited (“CFIL”), which was established on June 2, 2003, in London, England. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, as filed with the SEC.

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

The internal review and the restatement of the financial statements required significant outside resources in the form of accounting services in order to complete the process on a timely basis. The direct accounting costs isolated as Restatement Costs in the Consolidated Statements of Operations, represent the professional fees incurred during the three months ended April 30, 2004 related to this project. During the fiscal year ended January 31, 2004, $505,612 of Restatement Costs were incurred related to the restatement project and an additional $283,775 were incurred during the three months ended April 30, 2004.

Settlement Proceeds

On June 30, 2004, Crown and John P. Leighton, its Chairman of the Board of Directors, and Sanville & Company, the Company’s former independent auditors, and its principal, Robert Sanville (collectively, “Sanville”), entered into an Amended Release and Settlement Agreement (the “Settlement”). Under the terms and provisions of the Settlement, Crown and John P. Leighton agreed to release and discharge Sanville from all claims which Crown could assert against Sanville relating to the auditing services rendered to Crown by Sanville, in consideration for a $700,000 payment by Sanville to Crown. Mr. Leighton did not receive any consideration from Sanville. Sanville served as Crown’s independent auditor from March 1, 2002 to June 12, 2003. Crown received the consideration payable under the Settlement on June 30, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities Owned, Securities Sold, Not Yet Purchased and Related Revenue Recognition

Securities transactions, and related commission revenue and expense, if applicable, are recorded on a trade date basis.

Securities owned and securities sold, not yet purchased are carried at market value and are recorded on a trade date basis with unrealized gains and losses included in net trading revenues. Net trading revenues (trading gains, net of trading losses) and commissions and related expenses, including compensation and benefits, execution and clearance fees and payments for order flow, are also recorded on a trade date basis. The Company’s clearing agreements call for payment of or receipt of interest income, net of interest expense, for facilitating the settlement and financing of securities transactions.

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

Other Investments

Other investments are included within other assets on the Statements of Financial Condition, including at January 31, 2004 the Company’s investment in ViewTrade Holding Corporation, and are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments.

Gain on Sale of Investment

On July 28, 2004, Crown entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with ViewTrade Holding Corporation, a Delaware corporation (“ViewTrade”), pursuant to which Crown agreed to sell its entire beneficial interest in ViewTrade to ViewTrade. Under the terms of the Repurchase Agreement, Crown agreed to divest itself of 793,981 shares of common stock, par value $0.01 per share, of ViewTrade, which shares represented approximately 16% of ViewTrade’s outstanding securities (the “Shares”). In turn, ViewTrade agreed to pay the purchase price in the amount of $250,000 for the Shares. The closing of the Repurchase Agreement occurred on July 29, 2004. Crown had the investment recorded at $104,744, resulting in a $145,256 gain on the sale of the investment. Crown acquired its beneficial interest in ViewTrade when Crown’s former subsidiary, eMeyerson.com, Inc. merged into a wholly-owned subsidiary of ViewTrade on July 25, 2001.

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

During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $1,193,532 and $773,203 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of July 31 and January 31, 2004, respectively. Of the $1,193,532 of unamortized capitalized software as of July 31, 2004, $720,775 represented software that was still in development and was not being amortized and $472,757 represented software that had been placed in service and was being amortized. Of the $773,203 of unamortized capitalized software as of January 31, 2004, $455,784 represented software that was still in development and was not being amortized and $317,419 represented software that has now been placed in service and is being amortized.

Receivables from Trading and Sales Personnel

Some trading and sales personnel receive draws, which represent advances against future commission payments. Receivables from trading and sales personnel result when the cumulative earned commission payments are less than the cumulative draws paid. The Company expects to collect these receivables from future earned commissions.

The Company has established a reserve as an offset to the receivable balance on the basis of a review of historical collections and estimates of future collections. The reserve amount is $47,882 and $360,697 at July 31 and January 31, 2004, respectively. During the six month period ended July 31, 2004, certain receivables that were fully reserved were written-off because the underlying compensation was recharacterized as salary expense.

Stock Based Compensation

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of Common Stock. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors as fixed plan options using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period) and at termination, any charges related to unvested options are reversed. The Company recognized a credit of $9,917 and a charge of $12,943 on such grants during the three and six months ended July 31, 2004, respectively and charges of $114,018 and $156,763 of compensation expense during the three and six months ended July 31, 2003, respectively.

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest. The Company recognized no expense on such grants during the six months ended July 31, 2004, while $17,250 was recognized during both the three and six months ended July 31, 2003.

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

	For the three months ended July 31,
	2004	2003
Risk free interest rate	3.32%	2.63%
Weighted average expected life of options (years)	4.00	4.00
Expected volatility of Company’s common stock	176%	169%
Expected dividends	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS No. 123:

	For the three months ended July 31,		For the six months ended July 31,
	2004	2003	2004	2003
Net loss as reported	$(1,588,367)	$(1,099,907)	$(2,342,564)	$(3,214,034)
Deduct: Total stock-based compensation/consulting expense determined under fair value based method for all awards	(1,169,677)	(110,433)	(2,720,943)	(180,364)

Add (subtract): Total stock-based compensation/consulting expense (credits) determined under intrinsic value based method for all awards	(9,917)	131,268	12,943	174,013

Pro forma net loss	$(2,767,961)	$(1,079,072)	$(5,050,564)	$(3,220,385)

Earnings per share:
Basic and diluted net loss per share as reported	$(0.12)	$(0.11)	$(0.19)	$(0.36)
Basic and diluted pro forma net loss per share	$(0.21)	$(0.11)	$(0.41)	$(0.36)

The weighted average fair value of the stock options granted was $0.92 and $1.24 for the three and six months ended July 31, 2004, respectively and the weighted average fair value of the stock options granted was $2.15 and $1.33 for the three and six months ended July 31, 2003, respectively.

NASD Settlements

The Company is subject to settlement expenses arising from NASD arbitration and settlements with the NASD related to regulatory matters.During the three and six months ended July 31, 2003, a $240,000 credit was recorded representing Martin H. Meyerson’s, the Company’s former Chairman and Chief Executive Officer, reimbursement of a prior year settlement related to a regulatory matter.

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

At July 31, 2004, the Company had a federal net operating loss carryforward of approximately $19,500,000. The federal net operating loss carryforwards begin to expire in the fiscal year ending in 2022 and expires completely in the fiscal year ending in 2024.

In addition, the Company has state net operating loss carryforwards. The state net operating loss carryforwards range by jurisdiction up to approximately $26,000,000. These state net operating loss carryforwards expire between fiscal years ended in 2009 and 2013.

At July 31, 2004 the Company has net deferred tax assets, before valuation allowances, of $12,549,134. The Company’s deferred tax assets are subject to a 100% valuation allowance as currently management is unable to conclude that it is more likely than not the Company will generate sufficient future taxable income to realize the deferred tax assets.

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the three months ended July 31, 2004	For the three months ended July 31, 2003
U.S. federal statutory income tax benefit	(35.0)%	(35.0)%
Valuation allowance	33.7%	34.7%
Other	2.0%	0.5%

Effective income tax rate	0.7%	0.2%

	For the six months ended July 31, 2004	For the six months ended July 31, 2003
U.S. federal statutory income tax benefit	(35.0)%	(35.0)%
Valuation allowance	33.0%	34.7%
Other	3.2%	0.5%

Effective income tax rate	1.2%	0.2%

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) have been calculated by dividing net loss by the weighted average shares of Common Stock outstanding during the year. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and restricted stock were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and six months ended July 31, 2004 and 2003:

	For the three months ended July 31,
	2004		2003
	Numerator / net loss	Denominator / shares	Numerator / net loss	Denominator / shares
Loss and shares used in basic calculations	$(1,588,367)	13,089,684	$(1,099,907)	9,603,865
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(1,588,367)	13,089,684	$(1,099,907)	9,603,865

Basic earnings (loss) per share		$(0.12)		$(0.11)
Diluted earnings (loss) per share		$(0.12)		$(0.11)

	For the six months ended July 31,
	2004		2003
	Numerator / net loss	Denominator / shares	Numerator / net loss	Denominator / shares
Loss and shares used in basic calculations	$(2,342,564)	12,293,732	$(3,214,034)	8,913,895
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(2,342,564)	12,293,732	$(3,214,034)	8,913,895

Basic earnings (loss) per share		$(0.19)		$(0.36)
Diluted earnings (loss) per share		$(0.19)		$(0.36)

For the three and six months ended July 31, 2004 and 2003, common stock equivalents in the amount of 4,519,420 and 1,857,610 shares were not included in the calculation of weighted average shares for diluted EPS because the Company incurred losses during the periods and the effect of their inclusion would be anti-dilutive.

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

	July 31, 2004	January 31, 2004
Securities owned, marketable:
Equities	$844,308	$3,222,383
Other	2,494	11,213

	846,802	3,233,596

Securities owned, not readily marketable:
Equities	54,691	0

	$901,493	$3,233,596

Securities sold, not yet purchased:
Equities	$85,661	$492,081

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

The amounts receivable from brokers and dealers consist of the following:

	July 31, 2004	January 31, 2004
Receivable:
Clearing brokers	$1,378,056	$2,380,887
Deposits	1,100,000	1,100,000
Other	510,752	509,355

	$2,988,808	$3,990,242

The amount shown as Other represents the Company’s deposit with our former clearing broker, Bear Stearns & Co. Inc., which is being retained pending the resolution of the C.V.I. Group Arbitration matter (see Note 9, “C.V.I. Group Arbitration”).

5. SIGNIFICANT CUSTOMERS

The Company considers significant customers to be customers who account for 10% or more of the total trades by the Company during the period. The Company had no such significant customers for the three months ended July 31, 2004, as compared to two such significant customers, both U.S. broker-dealers, accounting for 28% and 17% of the total trades in the comparable period in 2003. The Company had one such significant customer, a U.S. broker-dealer, which accounted for 14% of the total trades for the six months ended July 31, 2004, as compared to two such significant customers, both U.S. broker-dealers, accounting for 28% and 17% of the total trades in the comparable period in 2003.

The Company’s customers include both institutions and broker-dealers. Institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

6. NET CAPITAL REQUIREMENTS

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in the SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC before repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At July 31, 2004, the Company had net capital of $1,363,559 compared to a minimum net capital requirement of $1,000,000.

7. RELATED PARTY TRANSACTIONS

Until July 29, 2004 the Company owned an interest in ViewTrade of approximately 16% (see Note 2, “Gain on Sale of Investment”). ViewTrade subleased space from the Company until the lease was terminated on February 29, 2004. The Company recorded no sublease income for the three and six months ended July 31, 2004 and $48,703 and $116,905 for the three and six months ended July 31, 2003, respectively. This income is included in Other Income in the Consolidated Statements of Operations.

During the six months ended July 31, 2004, the Company sold in privately negotiated transactions certain shares of Company common stock, not registered under the Securities Act of 1933, to executive officers, or family members of executive officers, for cash proceeds. See Note 10.

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

9. COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into arrangements with organizations, including clearing brokers, which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company has had no claims or payments pursuant to these or prior agreements, and we believe the likelihood of a claim being made, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on the Company’s business, financial condition and operating results, is remote.

The Company leases office space under noncancelable operating leases, including a British pound denominated lease related to its U.K. subsidiary. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. The Company leases certain computer and other equipment under noncancelable operating leases. Additionally, the Company leases office equipment under various leases expiring in 2005 and 2006.

The rental expense for the three months ended July 31, 2004 and 2003 was $300,062 and $262,645 respectively and the rental expense for the six months ended July 31, 2004 and 2003 was $597,574 and $522,593, respectively. As of July 31, 2004, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows:

	Office Leases	Other Obligations	Total
Six months ended January 31, 2005	$495,447	$89,525	$584,972
Year ended January 31, 2006	887,000	29,249	916,249
Year ended January 31, 2007	905,946	9,515	915,461
Year ended January 31, 2008	921,300	—	921,300
Year ended January 31, 2009	897,933	—	897,933
Thereafter through July 31, 2011	2,233,150	—	2,233,150

	$6,340,776	$128,289	$6,469,065

The Company has commitments for guaranteed employment contracts with certain executive management personnel of approximately $487,500 for the six months ended January 31, 2005 and $400,000 for the year ended January 31, 2006.

The following litigation and arbitration matters are pending at July 31, 2004:

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

On July 19, 2001, plaintiff Harry Binder, as the putative class representative, filed a motion to have the lawsuit certified as a class action. On December 11, 2001, the Trial Court issued an Order denying the motion. Plaintiff appealed the Court’s Order denying class certification. On November 27, 2002, the Third District Court of Appeal, Florida issued a decision affirming the Trial Court’s denial of class certification. Accordingly, the only claims that remained were the plaintiff’s individual claims, which sought damages of $37,500, together with interest and attorney’s fees.

On June 24, 2004, the Company and Martin Leventhal have been dismissed from this matter with prejudice pursuant to a Stipulation and Order of Dismissal executed between the parties.

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

The Company intends to continue to contest the allegations and has not recorded a provision for any loss that may be incurred as a result of the action.

C.V.I. GROUP ARBITRATION

C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.

In February 2000, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers (“NASD”) alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and its then clearing agent, Bear Stearns & Co., Inc. (“Bear Stearns”). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $.25 per share. This claim is partially covered by the Company’s Broker/Dealer Errors and Omissions Policy for a net amount of $1,000,000.

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

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. Neither Bear Stearns nor the Company asserted cross claims against each other in the arbitration. Either may attempt, subject to defenses of the other, to assert a cross claim against the other under the clearing agreement or other law for its share of the award. Pending resolution of this matter, Bear Stearns has retained the Company’s clearing deposit (see Note 4). The Company and Bear Stearns have each filed motions to vacate the award in its entirety with the U.S. District Court for the District of New Jersey. Bear Stearns has also requested the Court to vacate the award as to itself, if the Court does not vacate the entire award. Although the Company previously expected that these motions together, with the Claimant’s motion to confirm, would be resolved sometime during the second calendar quarter of 2004, the Company is now unable to predict the timing of the resolution of this matter.

While both the management of the Company and its legal counsel believe that a vacation or modification of the award is very possible, due to the fact that the legal grounds for vacating an award are somewhat narrow, the Company elected to record the $5,000,000 adverse award as a liability in its financial statements during January 2002. Because the award is joint and several, and may be overturned, the Company has not accrued a reserve for interest on the award. The Company has a Securities Broker/Dealer’s Professional Liability Insurance policy with coverage of $1,000,000 for each loss. The insurance company has acknowledged that the adverse arbitration award is covered under the policy. Accordingly, the Company has recorded a $1,000,000 insurance receivable in the consolidated financial statements.

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

The Company believes that the allegations in the Statement of Claim are meritless. The Company intends to continue to contest the allegations vigorously and has not recorded a provision for any loss that may be incurred as a result of the action.

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

The parties have agreed in principle to settle all claims asserted in the above arbitrations for an amount that will not have a material adverse effect on the Company.

G-TRADE SECURITIES AND INSTINET DIVIDEND CLAIMS

In late June 2004, Instinet and G-Trade Securities asserted dividend claims against the Company aggregating $263,644. These claims are connected with certain securities arbitrage transactions that were conducted by the Company during the period between May 27, 2004 and June 14, 2004. The Company utilized the claimants as their agent in these transactions, which consisted of purchases of certain foreign company ordinary shares that were ultimately converted by Citibank, N.A. (the depositary bank) into American Depository Receipts (“ADR’s”). The ADR’s were then simultaneously sold to a third party. During the time period that these transactions were conducted, the securities that were being traded were in the midst of a series of dividend distributions.

The Company believes that the dividend claims are meritless. The Company intends to contest the claims vigorously and has not recorded a provision for any loss that may be incurred as a result of the claims.

NASD PROCEEDING

As the result of misstatements to the Company’s financial statements discovered in October 2003 and restated in March 2004 (see Note 2, “Restatement and Restatement Costs”), the Company’s originally reported net capital was misstated for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the interim periods through July 31, 2003. The NASD has verbally notified counsel to the Company of the NASD’s intent to recommend the initiation of an enforcement proceeding against the Company and a former officer relating to the Company’s failure to accurately report its net capital for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the interim periods through July 31, 2003. The Company, through counsel, is discussing with the NASD the possibility of informally resolving the matter. There can be no assurance that an informal resolution will be reached and the Company has not recorded a provision for any loss that may be incurred as a result of the proceeding.

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

10. COMMON STOCK

During the three months ended April 30, 2004, the Company sold in privately negotiated transactions 125,000 shares of Company common stock, not registered under the Securities Act of 1933, as amended (the “Securities Act”) to executive officers, or family members of executive officers, for cash proceeds of $207,500.

During the three months ended July 31, 2004, the Company sold in privately negotiated transactions 2,082,389 shares of Company common stock not registered under the Securities Act for net cash proceeds of $1,828,600. Placement fees totaling $35,180 were paid to two placement agents in connection with this share issuance. Shares totaling 1,553,601 were sold to unaffiliated accredited investors and shares totaling 528,788 were sold to an executive officer of the Company.

11. SUBSEQUENT EVENTS

Commencing in August 2004, the Company issued, in a series of private offerings, 4,824,243 shares of Company common stock in exchange for $1,525,000 in cash. These shares were sold without registration and are subject to restrictions under the Securities Act of 1933, as amended (“Securities Act”), and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws.

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

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our consolidated financial position and consolidated results of operations and require the application of significant judgment by our management or can be materially affected by changes, from period to period, in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. The following discusses our critical accounting policies and estimates.

Other Investments— Other investments are included within other assets on the Statements of Financial Condition, including the Company’s investment in ViewTrade Holding Corporation as of January 31, 2004, and are accounted for at the lower of cost or fair value. The fair value of other investments, for which a quoted market or dealer price is not available, is based on management’s estimate. Among the factors considered by management in determining the fair value of investments are the financial condition, operating results and cash flows of the issuer, the long-term business potential of the issuer, the terms and liquidity of the investment, the sales price of recently issued securities the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments. The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuations in the near term. Investments are reviewed on an ongoing basis to ensure that the valuations have not been impaired.

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

Allowance for doubtful accounts—In the third quarter of fiscal 2003, the Company began recording an allowance against accounts receivable from trading and sales personnel. That allowance is $47,882 at July 31, 2004. Accounts receivable from trading and sales personnel represent amounts owed to the Company by its traders and sales persons for draws (i.e., advance compensation payments) in excess of their profits and commissions earned. New management has assessed the probability of collection for each receivable and has established an allowance consistent with that assessment. However, estimating the allowance is highly subjective, and estimates may differ significantly from the actual amount because the majority of our traders and sales persons are new to the Company, and the Company’s new management does not have a lengthy history about collections from its traders and sales persons. We will reassess and refine our methodology continuously as the new management accumulates sufficient history of collections from its traders and sales persons, and that process may result in changes to our estimates.

Capitalization of proprietary software—During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $1,193,532 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of July 31, 2004. Of that amount, $720,775 represents software that is still in development and is not being amortized and $472,757 represents software that has been placed in service and is being amortized. Capitalized software is amortized over its estimated useful life of three years.

Contingent liabilities—As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company is the defendant in several law suits or arbitrations brought by brokerage customers or investors who purchased securities in offerings for which the Company acted as underwriter or placement agent. The claims in these actions represent contingent liabilities, which are accounted for under SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, a loss and a liability is recorded for a settlement or award when management concludes that such loss is probable and can be reasonably estimated. In many of the actions described in Note 9, we intend to vigorously defend ourselves, and/or are presently unable to predict the outcome, and therefore to date have not accrued for any losses. However, as these actions proceed and more information becomes available, our assessment of the future outcome of a matter may change or, notwithstanding our defenses, we may choose to settle a matter or a plaintiff may receive an award, at which time a loss may be recorded. The actual future outcomes of these matters may differ from our assessments at any point in time, and significant differences could have a material affect on our financial position and results of operations.

Income taxes—As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as stock compensation, the valuation of financial instruments, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for net operating loss carryforwards. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by the extent to which we establish a valuation allowance or the increase or decrease in the allowance during a period. To date, we have recorded a valuation allowance of $12,549,134, the entire amount of our deferred tax assets (primarily net operating loss carryforwards), as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

Securities transactions with clients are executed as principal, riskless principal or agent. Profits and losses on principal transactions and commission equivalents on riskless principal transactions are included within net trading revenue, and commissions earned on agency transactions are included within commissions. We execute the majority of our institutional client orders on a riskless principal or agency basis, generating commission equivalents or commissions. We execute the majority of our broker-dealer client orders as principal. Commissions and fees are primarily affected by changes in our agency trade and share volumes.

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

Expenses

Our principal operating expenses consist of employee compensation and benefits, communication and data processing, and execution and clearance charges.

•	Employee compensation and benefits expense primarily consists of salaries and wages paid to all employees and profitability based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for execution and clearance costs and overhead allocations. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees.

•	Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance. Communication and data processing fees primarily fluctuate based on the number of our sales and trading professionals.

•	Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs and exchanges.

Other operating expenses are:

•	Professional fees, which consist of legal, auditing and other professional fees, as well as fees paid to computer programming, systems and management consultants.

•	Occupancy and equipment rentals expense, which primarily consists of rental payments on office and equipment leases.

•	Business development expense, which primarily consists of travel, entertainment and advertising costs.

•	Depreciation and amortization expense from the depreciation of furniture and equipment and the amortization of leasehold improvements and capitalized software.

•	Postage, printing and office supplies expense which consists of expenditures related to mail, overnight shipping costs, and office supplies.

•	NASD settlements expense arise from NASD arbitration and settlements with the NASD related to regulatory matters.

•	Interest expense, which primarily relates to subordinated debt interest.

•	Other expenses, which primarily consist of administrative expenses and other operating costs such as regulatory fees and general office expenses.

Results of Operations

Three Months Ended July 31, 2004 and 2003

The net loss for the three months ended July 31, 2004 was $1,588,367 resulting in a loss per share on both a basic and fully diluted basis of $0.12. This compares to a net loss of $1,099,907 and a loss per share of $0.11 on both a basic and fully diluted basis for the comparable period in 2003. In the three months ended July 31, 2004, total revenues decreased 21% to $4,038,385 from $5,115,132 for the comparable period in 2003, primarily related to a decrease in trading revenues, partially offset by aggregate proceeds of $845,256 from a settlement and a gain on the sale of an investment. The gains from the settlement and the sale of an investment are non-recurring in nature.

Expenses decreased 9% to $5,614,081 for the three months ended July 31, 2004, from $6,202,556 in the comparable period in 2003. The decrease is directly related to the decreased level of trading activity and share volumes, partially offset by increased communications and data processing expenses. Additionally, the expenses for the comparable period in 2003 were reduced by $240,000 received from the Company’s former Chairman and Chief Executive Officer, related to reimbursement of a prior year settlement related to a regulatory matter.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue decreased 36% to $2,940,608 in the three months ended July 31, 2004, from $4,602,509 for the comparable period in 2003. The decrease was due to a reduction in trade volume including the effects of the loss of a significant customer and a major decline in volume from another significant customer, partially offset by new customers and new business from existing customers.

The number of trades conducted for the major customer lost were 361,496 during the fiscal year ended January 31, 2004, 99,887 for the three months ended April 30, 2004 and 2,407 for the three months ended July 31, 2004. The Company estimates (on the basis of a trading system that estimates revenues for a customer using certain assumptions) that the net trading revenues from the major customer lost were $409,000 for the three months ended April 30, 2004 and $26,000 for the three months ended July 31, 2004. The number of trades conducted for the major customer that reduced its business were 170,873 during the fiscal year ended January 31, 2004, 36,200 for the three months ended April 30, 2004 and 5,108 for the three months ended July 31, 2004. The estimated net trading revenues from the major customer that reduced its business were $403,000 for the three months ended April 30, 2004 and $40,000 for the three months ended July 31, 2004. Until the Company is able to replace these revenues through the addition of volumes or the Company’s market share, its revenues may be expected to continue to be at levels below those of the last three quarters of the year ended January 31, 2004 and the quarter ended April 20, 2004, and the Company’s results of operations may be adversely affected.

Commissions decreased 24% to $244,741 for the three months ended July 31, 2004, from $323,542 in the comparable period for 2003, due to the decline in trade volumes.

Underwriting and investment banking fees were none for the three months ended July 31, 2004, down from $89,975 in the comparable period in 2003. This decrease is primarily due to a reduction in resources committed to investment banking.

Settlement proceeds of $700,000 were realized during the three months ended July 31, 2004 due to an agreement reached with our former independent auditors Sanville & Company and it’s principal Robert Sanville (see “Settlement Proceeds” in Note 2 of the Notes to Consolidated Financial Statements). There were no settlement proceeds realized during the three months ended July 31, 2003.

Gain on sale of investment of $145,256 was realized during the three months ended July 31, 2004 due to the sale of the Company’s approximately 16% interest in ViewTrade for total proceeds of $250,000 (see “Gain on Sale of Investment in Note 2 of the Notes to Consolidated Financial Statements). There were no gains on sales of investments during the three months ended July 31, 2003.

Interest and other revenue decreased 92% to $7,780 for the three months ended July 31, 2004, from $99,106 in the comparable period for 2003, primarily due to the absence of sub-lease income during the 2004 quarter and a decline in investment income.

Expenses

Employee compensation and benefits expense decreased 19% to $2,481,000 for the three months ended July 31, 2004, from $3,053,071 in the comparable period in 2003. This decrease was largely a result of lower production related compensation due to the decline in trading and share volumes.

Communications and data processing increased 86% to $973,016 in the three months ended July 31, 2004, from $522,691 for the comparable period in 2003. The increase is primarily attributable to increased costs associated with the enhanced trading platform for which billings initiated in January 2004, plus additional requirements for market data services.

Execution and clearance fees decreased 31% to $718,251 in the three months ended July 31, 2004, from $1,046,085 for the comparable period in 2003, due to the decrease in trading and share volumes and a renegotiated, more favorable clearance rate schedule.

Professional fees decreased 39% to $480,648 in the three months ended July 31, 2004, from $782,807 for the comparable period in 2003. The decrease is primarily due to a decrease in legal costs associated with outstanding litigation and arbitration matters and a reduction in consulting expense.

Occupancy and equipment rental expense increased 5% to $352,392 for the three months ended July 31, 2004, compared to $335,734 for the comparable period in 2003.

Business development expense decreased 11% to $104,820 for the three months ended July 31, 2004, from $118,267 for the comparable period in 2003.

Depreciation and amortization increased 140% to $122,448 for the three months ended July 31, 2004, compared to $51,059 for the comparable period in 2003. This increase is primarily due to an increase in technology and software development expenditures, resulting in increased depreciation and amortization expense.

Postage, printing and office supplies expense decreased 86% to $31,631 for the three months ended July 31, 2004 from $231,434 for the comparable period in 2003. The decrease is primarily attributable to a reduction in the headcount, including the exit from the retail business and other cost reduction measures.

Interest expense decreased 47% to $27,703 for the three months ended July 31, 2004, from $52,405 for the comparable period in 2003. The decrease is a result of reducing our subordinated debt outstanding.

NASD settlements expense was $39,513 for the three months ended July 31, 2004 as compared to a $240,000 credit for the three months ended July 31, 2004. During the three months ended July 31, 2003, the $240,000 credit represented Martin H. Meyerson’s reimbursement of a prior year settlement related to a regulatory matter (see “NASD Settlements” in Note 2 of the Notes to Consolidated Financial Statements).

Other expenses increased by 14% to $282,659 for the three months ended July 31, 2004, from $249,003 for the comparable period in 2003, primarily due to an increase in insurance costs.

Six Months Ended July 31, 2004 and 2003

The net loss for the six months ended July 31, 2004 was $2,342,564, resulting in a loss per share on both a basic and fully diluted basis of $0.19. This compares to a net loss of $3,214,034 and a loss per share of $0.36 on both a basic and fully diluted basis for the comparable period in 2003. In the six months ended July 31, 2003, total revenues increased 44% to $10,546,730, from $7,340,713 for the comparable period in 2003, primarily related to an increase in trading revenues in the quarter ended April 30, 2004 and the proceeds from a settlement and a gain on the sale of an investment.

Expenses increased 22% to $12,860,544 for the six months ended July 31, 2004, from $10,539,052 in the comparable period in 2003. The increase is directly related to the increased level of trading activity in the quarter ended April 30, 2004, the increase in communications and data processing costs, and the restatement costs.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue increased 42% to $8,986,639 in the six months ended July 31, 2004, from $6,322,941 for the comparable period in 2003. The increase was primarily due to increased trade volumes during the quarter ended April 30, 2004 partially offset by reductions in trading volumes in the quarter ended July 31, 2004.

Commissions decreased 3% to $647,165 for the six months ended July 31, 2004, from $665,637 in the comparable period for 2003. The increase in commissions for the quarter ended April 30, 2004 was offset by the decrease in commissions for the quarter ended July 31, 2004.

Underwriting and investment banking fees decreased 69% to $50,000 for the six months ended July 31, 2004, from $160,871 in the comparable period in 2003. This decrease is primarily due to a reduction in resources committed to investment banking.

Settlement proceeds of $700,000 were realized during the six months ended July 31, 2004 due to an agreement reached with our former auditors Sanville & Company and it’s principal Robert Sanville (see “Settlement Proceeds” in Note 2 of the Notes to Consolidated Financial Statements). There were no settlement proceeds realized during the six months ended July 31, 2003.

Gain on sale of investment of $145,256 was realized during the six months ended July 31, 2004 due to the sale of the Company’s approximately 16% interest in ViewTrade for total proceeds of $250,000 (see “Gain on Sale of Investment in Note 2 of the Notes to Consolidated Financial Statements). There were no gains on sales of investments during the six months ended July 31, 2003.

Interest and other revenue decreased 91% to $17,670 for the six months ended July 31, 2004, from $191,264 in the comparable period for 2003, primarily due to the absence of sub-lease income during the 2004 half year.

Expenses

Employee compensation and benefits expense increased 28% to $6,048,870 for the six months ended July 31, 2004, from $4,719,507 in the comparable period in 2003. This increase was due to the increased productivity of trading and sales personnel as well as strategic additions to management and administrative personnel in the quarter ended April 30, 2004 partially offset by the effects of lower production related compensation in the quarter ended July 31, 2004 due to the decline in trading and share volumes in that quarter.

Communications and data processing increased 79% to $1,894,725 in the six months ended July 31, 2004, from $1,055,911 for the comparable period in 2003. The increase is primarily attributable to increased costs associated with the enhanced trading platform for which billings began in January 2004, plus additional requirements for market data services.

Execution and clearance fees decreased 7% to $1,773,957 in the six months ended July 31, 2004, from $1,903,778 in the comparable period in 2003, despite the increase in trading volume, due to a renegotiated, more favorable clearing agreement with our primary clearing broker.

Professional fees decreased 35% to $800,211 in the six months ended July 31, 2004, from $1,222,632 for the comparable period in 2003. The decrease is primarily due to a decrease in legal costs associated with outstanding litigation and arbitration matters and a decline in consulting expense.

Occupancy and equipment rental expense increased 1% to $685,126 for the six months ended July 31, 2004, from $676,988 for the comparable period in 2003.

Business development expense increased 52% to $355,470 for the six months ended July 31, 2004, from $234,535 for the comparable period in 2003. The increase primarily reflects management’s efforts to communicate the new capabilities of the Company to the market place.

Depreciation and amortization expenses increased 122% to $230,812 for the six months ended July 31, 2004 from $104,167 for the comparable period in 2003. This increase is primarily due to an increase in technology and software development expenditures, resulting in increased depreciation and amortization expense.

Postage, printing and office supplies expense decreased 75% to $89,820 for the six months ended July 31, 2004 from $360,068 for the comparable period in 2003. The decrease is primarily attributable to a reduction in the headcount, the exit from the retail business and other cost reduction measures.

Interest expense decreased 40% to $47,703 for the six months ended July 31, 2004, from $79,470 for the comparable period in 2003. The decrease is a result of reducing our subordinated debt outstanding.

NASD settlements expense was $39,513 for the six months ended July 31, 2004 as compared to a $247,110 credit for the three months ended July 31, 2004. During the six months ended July 31, 2003, $240,000 of the credit represented Martin H. Meyerson’s reimbursement of a prior year settlement related to a regulatory matter (see “NASD Settlements” in Note 2 of the Notes to Consolidated Financial Statements).

Restatement costs expense was $283,775 for the six months ended July 31, 2004 as compared to no such expense for the six months ended July 31, 2004. The internal review and the restatement of the financial statements required significant outside resources in the form of accounting services in order to complete the process on a timely basis (see “Restatement and Restatement Costs” in Note 2 of the Notes to Consolidated Financial Statements for additional details).

Other expenses increased 42% to $610,562 for the six months ended July 31, 2004 from $429,106 for the comparable period in 2003, primarily due to an increase in insurance costs.

Three Months Ended July 31, 2004 and Three Months Ended April 30, 2004

The net loss for the three months ended July 31, 2004 was $1,588,367 compared to the net loss of $754,197 for the three months ended April 30, 2004. Revenues for the three months ended July 31, 2004 were $4.0 million compared to revenues of $6.5 million for the three months ended April 30, 2004. The revenues for the three months ended July 31, 2004 included aggregate proceeds of $845,256 from a settlement and a gain on the sale of an investment. The gains from the settlement and the sale of an investment are non-recurring in nature.

The Company’s operating results declined for the three months ended July 31, 2004 as compared to the three months ended April 30, 2004, due to the decrease in revenues discussed above. As discussed above, until the Company is able to replace the revenues lost from the loss of a significant customer and a major decline in volume from another significant customer, through the addition of new customers, increases in trades for existing customers, or an overall increase in industry market volumes or the Company’s market share, its revenues may be expected to continue to be at levels below those of the last three quarters of the year ended January 31, 2004 and the quarter ended April 30, 2004, and the Company’s results of operations may be adversely affected.

Liquidity and Capital Resources

Working Capital

The Company’s statements of financial position reflect a liquid financial position as cash and assets readily convertible to cash (principally receivables from brokers and dealers and marketable securities owned) represent 65% and 74% of total assets at July 31, 2004 and January 31, 2004, respectively. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on Nasdaq, on the OTC Bulletin Board and in the Pink Sheets.

The Company currently does not have any outstanding bank borrowings or long-term debt, other than a $2 million subordinated loan from our primary clearing broker, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

The Company’s requirement for funding is primarily driven by regulatory net capital requirements. See Note 6 in the Notes to Consolidated Financial Statements.

Operating Activities

Net cash used in operating activities for the six months ended July 31, 2004 and 2003 was $769,983 and $3,645,645, respectively. Our net cash used in operating activities is materially impacted by changes in our results of operations, as well as the level of our long and short securities positions, and the cash balances at our clearing brokers. The negative operating cash flows for the six months ended July 31, 2004 and 2003 were financed from the proceeds of the issuance of common stock and cash and cash equivalents on hand at the beginning of the periods.

During the six months ended July 31, 2004 the Company substantially reduced its holdings of securities, from $3,233,596 at January 31, 2004 to $901,493 at July 31, 2004. The proceeds from the sale of these positions partially offset other uses of cash in operating activities. The Company reduced its securities holdings during this period in order to ensure compliance with regulatory net capital requirements.

Investing Activities

Net cash used in investing activities for the six months ended July 31, 2004 was $399,809. The 2004 investing net outflows resulted from the purchase of fixed assets and the capitalization of internally developed software partially offset by the proceeds from the sale of the Company’s interest in ViewTrade Holdings Corporation. For the six months ended July 31, 2003 investing activities provided net cash flows of $175,776 from the sale of securities investments partially offset by the purchase of fixed assets and the capitalization of internally developed software.

Financing Activities

Net cash provided by financing activities for the six months ended July 31, 2004 and 2003 was $2,005,743 and $3,292,339, respectively. During the six months ended July 31, 2004 we issued 2,207,389 shares of Common Stock in private offerings and 3,637 shares related to option exercises. During the six months ended July 31, 2003 we issued 2,199,219 shares of Common Stock in private offerings and 146,094 shares related to option exercises. The proceeds from the issuance of common stock during the six months ended July 31, 2004 and 2003 were used for the Company’s working capital purposes and to increase the Company’s level of stockholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts with certain executive management personnel longer than one year as of July 31, 2004 are summarized below:

	Payments due in
For the years ended January 31	2005	2006-2007	2008-2009	2010- Thereafter	Total
Operating lease contracts(1)	$584,972	$1,831,710	$1,819,233	$2,233,150	$6,469,065
Guaranteed employment contracts	487,500	400,000	—	—	887,500

Total	$1,072,472	$2,231,710	$1,819,233	$2,233,150	$7,356,565

(1)	See Note 9 to the Consolidated Financial Statements included in Item 1, ‘Financial Statements and Supplementary Data’.

Off-Balance Sheet Arrangements

As of July 31, 2004, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In the course of the Company’s business, it maintains inventory, consisting mainly of Nasdaq and OTC securities. The market value of the Company’s inventory was $901,493 in long positions and $85,661 in short positions at July 31, 2004. The loss to the Company, assuming a hypothetical 10% decline in prices, would be $81,583 due to the losses on the long positions being partially offset by gains on the short positions.

The Company, from time to time, invests in certificates of deposit and/or maintains interest bearing balances in its accounts with its clearing brokers, for working capital purposes, which are classified as cash equivalents and receivables from clearing brokers, respectively, in the Statements of Financial Condition. The receivables from clearing brokers are all available for immediate withdrawal, except the Bear Stearns receivable (see Note 4) and the portion required to meet margin or deposit requirements and the certificates of deposit are for periods of 31 days or less, and do not present a material market risk. The Company does not normally trade or carry positions in listed derivative instruments. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations but are not material to the Companies overall cash position.

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

Further, there were no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of the matters described at Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-Q for the three and six months ended July 31, 2004, respectively, and other proceedings and claims pending against the Company, cannot be determined at this time and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management at this time, after consultation with legal counsel and information currently available, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition of the Company, although they might be material to operating results for any particular period, depending, in part upon operating results for that period.

For further information on Legal Proceedings, see Note 9 in the Notes to Consolidated Financial Statements.

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

The SEC, NASD and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. As of July 31, 2004, the Company had total net capital of $1,363,559, $363,559 in excess of the Company’s minimum net capital requirement of $1,000,000.

The NASD has verbally notified counsel to the Company of the NASD’s intent to recommend the initiation of an enforcement proceeding against the Company and a former officer relating to the Company’s failure to accurately report its net capital for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the interim periods through July 31, 2003. The Company through counsel is discussing with the NASD the possibility of informally resolving the matter. There can be no assurance that an informal resolution will be reached.

Exchange Listing Matters

Subsequent to the delisting of its securities from the Nasdaq SmallCap Market in December 2003, the Company’s securities have been and are currently quoted in the Pink Sheets. While there can be no assurance, the Company’s securities may become eligible to be quoted on the OTC Bulletin Board.

The Department of Labor

The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plan. The annual 401(k) benefit plan audits for the years ended December 31, 2002 and 2001 had not been completed by the prior management on a timely basis. These audits will be completed and filed and could lead to an examination or penalties being assessed by the Department of Labor.

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

On March 25, 2004, the Company announced that the Board accepted Mr. Leighton’s request for administrative leave to devote his full attention to addressing the aforementioned regulatory issues arising out of his tenure with another NASD member firm. The Board also accepted Mr. Leighton’s nomination of Charles B. Kennedy III as Interim CEO and President.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2004, the Company issued in privately negotiated transactions 2,082,388 shares of Company common stock, not registered under the Securities Act of 1933, as amended (the “Securities Act”), to “accredited investors” (as the term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act) and an executive officer, in exchange for $1,828,600 in cash pursuant to Section 4(2), Section 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. These share issuances were approved by the Company’s Board of Directors. The investors in the Company’s securities had access to the kind of information about the Company that the Company would provide in a registration statement, were “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to the Company their intentions to acquire the Company’s securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Placement fees totaling $35,180 were paid to two placement agents in connection with this share issuance.

Subsequent to July 31, 2004, the Company additionally issued in privately negotiated transactions 4,824,243 shares of Company common stock, not registered under the Securities Act, to “accredited investors” (as the term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act) and an executive officer, in exchange for $1,525,000, in cash pursuant to Section 4(2), Section 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. These share issuances were approved by the Company’s Board of Directors. The investors in the Company’s securities had access to the kind of information about the Company that the Company would provide in a registration statement, were “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to the Company their intentions to acquire the Company’s securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter or placement agent was used and no commissions were paid in connection with the issuance of the securities.

All of the proceeds from the above referenced share issuances were used for the Company’s working capital purposes, to increase the Company’s level of shareholders’ equity and its net capital as defined in SEC Rule 15c3-1.

The issuer did not purchase any equity securities during the three months ended July 31, 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the three months ended July 31, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Exhibit
3.1	Articles of Incorporation, as amended	(1)

3.2	By-Laws, as amended	(1)

31.1	Rule 13a-14(a) and 15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(2)

31.2	Rule 13a-14(a) and 15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(2)

32.1	Officers Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

32.2	Officers Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)

(1)	Incorporated herein by reference from the Registration Statement (Reg. No. 33-80363) filed by the Company on Form S-3.
(2)	Filed herewith.

(b)	Reports on Form 8-K:

The following Current Report on Form 8-K was filed during the quarter ended July 31, 2004:

On July 20, 2004, a Current Report on Form 8-K was filed by the Company under Item 4 (Changes in Registrant’s Certifying Accountant), and Item 5 (Other Events and Regulation FD Disclosure).

No financial statements were filed with the foregoing Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 14th day of September, 2004.

CROWN FINANCIAL GROUP, INC.

By:	/s/ Charles B. Kennedy III
Charles B. Kennedy III Interim Chief Executive Officer and Interim President

By:	/s/ Robert S. Thornton
Robert S. Thornton Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)