Form 10-Q
period 2004-10-31
CROWN FINANCIAL GROUP INC
filed 2004-12-15
CIK 913781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

At December 14, 2004, the number of the Registrant’s common stock shares issued and outstanding was 18,463,902.

Unless the context otherwise requires, the “Company”, “Crown”, “We”, or “Our” shall mean Crown Financial Group, Inc., and its consolidated subsidiary.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Financial Condition

	October 31, 2004	January 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$2,238,767	$2,375,720
Deposits with and receivables from brokers and dealers	1,372,983	3,990,242
Securities owned, held at clearing brokers, at market value	1,836,131	3,233,596
Furniture, equipment, capitalized software, and leasehold improvements at cost, net of accumulated depreciation and amortization	2,282,880	1,725,426
Receivables from trading and sales personnel, net of reserve	135,695	186,641
Insurance recovery receivable	1,000,000	1,000,000
Prepaid expenses	361,487	214,548
Other assets	71,150	221,212

Total assets	$9,299,093	$12,947,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold, not yet purchased	$526,963	$492,081
Accrued compensation expense	219,648	1,250,573
Accrued NASD arbitration award	1,000,000	5,000,000
Accounts payable and accrued expenses	1,410,388	1,453,829

Total liabilities	3,156,999	8,196,483

Commitments and contingent liabilities
Subordinated loan	2,000,000	2,000,000

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 18,463,902 shares issued and outstanding at October 31, 2004 and 11,425,333 shares issued and outstanding at January 31, 2004	184,639	114,253
Unearned compensation	(12,587)	(65,215)
Treasury stock, at cost (50,000 shares)	(200,000)	(200,000)
Additional paid-in capital	28,766,055	25,295,796
Accumulated deficit	(24,596,013)	(22,393,932)

Total stockholders’ equity	4,142,094	2,750,902

Total liabilities and stockholders’ equity	$9,299,093	$12,947,385

See accompanying notes which are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,
	2004	2003	2004	2003
REVENUES
Net trading revenues	$2,210,979	$5,235,371	$11,197,617	$11,558,311
Commissions	226,394	308,214	873,559	973,851
Underwriting and investment banking fees	—	74,017	50,000	234,889
Settlement proceeds	—	—	700,000	—
Gain on sale of investment	—	—	145,256	—
Interest and other	11,309	86,436	28,980	277,699

Total revenues	2,448,682	5,704,038	12,995,412	13,044,750

EXPENSES
Employee compensation and benefits	2,078,432	3,163,624	8,127,303	7,952,412
Communications and data processing	837,084	588,815	2,731,810	1,644,726
Execution and clearance charges	523,402	1,012,019	2,297,359	2,915,796
Professional fees	674,633	473,532	1,474,844	1,696,164
Occupancy and equipment rentals	357,446	341,443	1,042,572	1,018,431
Business development	127,681	163,590	483,150	398,125
Depreciation and amortization	128,637	54,556	359,448	158,724
Licensing fees, dues and subscriptions	43,194	71,150	214,743	130,045
Postage, printing and office supplies	23,188	122,079	113,008	482,146
Interest expense	22,903	35,058	70,606	114,529
NASD settlements and awards	(2,765,291)	80,000	(2,725,778)	(167,110)
Restatement costs	—	50,000	283,775	50,000
Other expenses	251,712	324,739	690,725	625,669

Total expenses	2,303,021	6,480,605	15,163,565	17,019,657

Income (loss) before income taxes	145,661	(776,567)	(2,168,153)	(3,974,907)
Provision for income taxes	5,178	8,320	33,928	24,015

Net income (loss)	$140,483	$(784,887)	$(2,202,081)	$(3,998,922)

Basic earnings (loss) per share of common stock	$0.01	$(0.08)	$(0.15)	$(0.43)

Diluted earnings (loss) per share of common stock	$0.01	$(0.08)	$(0.15)	$(0.43)

Weighted average number of shares outstanding	18,356,842	9,955,182	14,329,885	9,264,864

Diluted weighted average number of shares outstanding	18,357,297	9,955,182	14,329,885	9,264,864

See accompanying notes which are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended October 31, 2004

(Unaudited)

	Common Stock		Unearned Compensation	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2004	11,425,333	$114,253	$(65,215)	$(200,000)	$25,295,796	$(22,393,932)	$2,750,902
Net loss	—	—	—	—		(2,202,081)	(2,202,081)
Options granted or modified	—	—	—	—	47,890	—	47,890
Options forfeited	—	—	—	—	(39,408)	—	(39,408)
Amortization of unearned compensation	—	—	52,628	—		—	52,628
Options exercised	6,937	69	—	—	6,173	—	6,242
Shares issued for cash	7,031,632	70,317	—	—	3,455,604	—	3,525,921

Balances at October 31, 2004	18,463,902	$184,639	$(12,587)	$(200,000)	$28,766,055	$(24,596,013)	$4,142,094

See accompanying notes which are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended October 31,
	2004	2003
Cash flows from operating activities
Net loss	$(2,202,081)	$(3,998,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359,448	158,724
Gain on sale of investment	(145,256)	—
Reversal of accrued NASD arbitration award	(3,000,000)	—
Compensation and consulting expense on options granted	61,110	198,531
Changes in assets and liabilities:
(Increase) decrease in assets:
Deposits with and receivables from brokers and dealers	2,617,259	(1,104,974)
Securities owned, held at clearing brokers, at market value	1,397,465	(774,094)
Receivables from trading and sales personnel, net of reserve	50,946	332,305
Prepaid expenses	(146,939)
Other assets	45,318	(4,379)
Increase (decrease) in liabilities:
Securities sold, not yet purchased	34,882	544,563
Accrued compensation expense	(1,030,925)	223,528
Accrued NASD arbitration award	(1,000,000)
Accounts payable and accrued expenses	(43,441)	337,267

Net cash used in operating activities	(3,002,214)	(4,087,451)

Cash flows from investing activities
Proceeds from sale of investment	250,000	—
Other investments	—	504,162
Purchase of furniture, equipment and capitalized software	(916,902)	(943,993)

Net cash used in investing activities	(666,902)	(439,831)

Cash flows from financing activities
Net proceeds from sale of common stock	3,525,921	3,150,650
Net proceeds from exercise of stock options	6,242	356,653
Cash contribution to equity	—	1,830,000

Net cash provided by financing activities	3,532,163	5,337,303

Net increase (decrease) in cash and cash equivalents	(136,953)	810,021
Cash and cash equivalents at beginning of period	2,375,720	961,465

Cash and cash equivalents at end of period	$2,238,767	$1,771,486

Supplemental disclosures of cash flow information:
Cash paid for interest	$70,606	$87,536
Cash paid for income taxes	$31,531	$21,235

See accompanying notes which are an integral part of these consolidated financial statements.

CROWN FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

CROWN FINANCIAL GROUP, INC. (the “Company”), formerly M.H. MEYERSON & CO., INC. is a market maker currently making markets in excess of 7,000 securities listed on the Nasdaq National Market System, Nasdaq SmallCap, OTC Bulletin Board and the Pink Sheets. The Company is a registered broker-dealer with the United States Securities and Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”). The Company provides securities trading, underwriting, investment banking and brokerage services, primarily for institutions and corporations. The Company, like other broker dealers, is directly affected by general economic and market conditions, including fluctuations in volume and price level of securities, changes in interest rates, all of which have an impact on the Company’s liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Crown Financial International Limited (“CFIL”), which was established on June 2, 2003, in London, England. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, as filed with the SEC.

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

The internal review and the restatement of the financial statements required significant outside resources in the form of accounting services in order to complete the process on a timely basis. The direct accounting costs isolated as Restatement Costs in the Consolidated Statements of Operations, represent the professional fees incurred relating to this project. In total, $789,387 of Restatement Costs were incurred related to the restatement project including $50,000, $455,612, and $283,775 that were incurred during the three months ended October 31, 2003, January 31, 2004 and April 30, 2004, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts at banks and a money market account at our clearing broker.

Concentration of Credit Risks

The portion of cash maintained in bank deposit accounts, at times, may exceed federally insured limits and the amount maintained in a money market account is not federally insured. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

The Company maintains clearing agreements with Spear, Leeds & Kellogg and Fiserv Securities, Inc.. These clearing brokers have custody of certain cash balances of the Company, classified as deposits with and receivables from brokers and dealers on the Statements of Financial Condition, as well as Company securities. These securities and cash positions serve as collateral for amounts due to the clearing brokers, securities sold short and potential defaults of the Company’s customers. The Company is subject to credit risk if the clearing broker is unable to repay balances or deliver securities.

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

Gain on Sale of Investment

On July 28, 2004, Crown entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with ViewTrade Holding Corporation, a Delaware corporation (“ViewTrade”), pursuant to which Crown agreed to sell its entire beneficial interest in ViewTrade to ViewTrade. Under the terms of the Repurchase Agreement, Crown agreed to divest itself of 793,981 shares of common stock, par value $0.01 per share, of ViewTrade, which shares represented approximately 16% of ViewTrade’s outstanding securities (the “Shares”), in exchange for a cash purchase price of $250,000 for the Shares. The closing of the Repurchase Agreement occurred on July 29, 2004. At the time of the sale, Crown’s investment in View Trade was carried at $104,744, resulting in a $145,256 gain on the sale of the investment. Crown had acquired its beneficial interest in ViewTrade when Crown’s former subsidiary, eMeyerson.com, Inc. merged into a wholly-owned subsidiary of ViewTrade on July 25, 2001.

Furniture, Equipment, Capitalized Software and Leasehold Improvements

Furniture and equipment is stated at cost, less accumulated depreciation. Office furniture and equipment are depreciated over their estimated useful lives, ranging from three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the estimated economic life of the improvements. Capitalized software is amortized over its estimated useful life of three years.

During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $1,395,503 and $773,203 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statements of Financial Condition as of October 31 and January 31, 2004, respectively. Of the $1,395,503 of unamortized capitalized software as of October 31, 2004, $908,797 represented software that was still in development and was not being amortized and $486,706 represented software that had been placed in service and was being amortized. Of the $773,203 of unamortized capitalized software as of January 31, 2004, $455,784 represented software that was still in development and was not being amortized and $317,419 represented software that had been placed in service and was being amortized.

Receivables from Trading and Sales Personnel

Some trading and sales personnel receive draws, which represent advances against future commission payments. Receivables from trading and sales personnel result when the cumulative earned commission payments are less than the cumulative draws paid. The Company expects to collect these receivables from future earned commissions.

The Company has established a reserve as an offset to the receivable balance on the basis of a review of historical collections and estimates of future collections. The reserve amount is $70,038 and $360,697 at October 31 and January 31, 2004, respectively. During the nine month period ended October 31, 2004, certain receivables that were fully reserved were written-off because the underlying compensation was recharacterized as salary expense.

Stock Based Compensation

The Company has established employee stock option plans administered by the Board of Directors. Under the plans, options may be granted to employees of the Company and other qualified individuals up to an aggregate of 8,000,000 shares of Common Stock. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, the Company accounts for the stock options issued to employees and directors using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded to the extent, if any, that the exercise price of the option is less than the market price of the underlying common stock on the date of grant. Any such compensation expense is charged to income over the service period (vesting period) and at termination, any charges related to unvested options are reversed. The Company recognized charges of $2,377 and $15,320 on such grants during the three and nine months ended October 31, 2004, respectively and charges of $8,018 and $164,781 of compensation expense during the three and nine months ended October 31, 2003, respectively.

As required by SFAS No. 123, stock options issued to other than employees or directors are valued at fair value, using the Black-Scholes option pricing model, and the value of the options is charged to expense as the options vest. The Company recognized expenses of $45,790 on such grants during both the three and nine months ended October 31, 2004, while $16,500 and $33,750 was recognized during the three and nine months ended October 31, 2003, respectively.

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

	For the three months ended October 31,
	2004	2003
Risk free interest rate	3.23%	2.84%
Weighted average expected life of options (years)	4.00	4.00
Expected volatility of Company’s common stock	181%	170%
Expected dividends	—	—

The following pro forma information of net loss and net loss per share was determined as if the Company had accounted for the stock option plans under the fair value method of SFAS No. 123:

	For the three months ended October 31,		For the nine months ended October 31,
	2004	2003	2004	2003
Net income (loss) as reported	$140,483	$(784,887)	$(2,202,081)	$(3,998,922)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,194,796)	(205,189)	(3,915,739)	(385,553)
Add: Total stock-based compensation expense as reported	48,167	24,518	61,110	198,531

Pro forma net loss	$(1,006,146)	$(965,558)	$(6,056,710)	$(4,185,944)

Earning per share:
Basic and diluted net income (loss) per share as reported	$0.01	$(0.08)	$(0.15)	$(0.43)
Basic and diluted pro forma net loss per share	$(0.05)	$(0.10)	$(0.42)	$(0.45)

The weighted average fair value of the stock options granted was $0.38 and $0.95 for the three and nine months ended October 31, 2004, respectively and the weighted average fair value of the stock options granted was $2.45 and $2.34 for the three and nine months ended October 31, 2003, respectively.

NASD Settlements and Awards

The Company is subject to settlement expenses arising from NASD arbitration and settlements with the NASD related to regulatory matters. During the three months ended October 31, 2004, the Company reached a settlement agreement with C.V.I. Group which accounted for $2,838,422 of this credit representing a reversal of $3,000,000 of the Accrued NASD Arbitration Award, less $161,578 of related expenses (see “C.V.I. Group Arbitration” of Note 9: Commitments and Contingent Liabilities).

During the nine months ended October 31, 2003, a $240,000 credit was recorded representing Martin H. Meyerson’s, the Company’s former Chairman and Chief Executive Officer, reimbursement of a prior year settlement related to a regulatory matter.

Unearned Compensation

Unearned compensation represents the portion of option related charges which will be amortized as compensation expense over the remainder of the applicable vesting periods.

Income Taxes

The Company provides for current and deferred taxes payable or refundable utilizing the liability method prescribed by SFAS No. 109. As required by SFAS No. 109, the Company recognizes deferred assets and liabilities for differences between the financial reporting and tax bases of assets and liabilities, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits represent changes in deferred tax assets or liabilities between years.

The Company files a federal income tax return as well as state income tax returns in certain jurisdictions. Additionally, CFIL is treated as a corporation for UK tax purposes. The Company includes CFIL as a disregarded entity in its federal income tax return.

At October 31, 2004, the Company had a federal net operating loss carryforward of approximately $22,800,000. The federal net operating loss carryforwards begin to expire in the fiscal year ending in 2022 and expires completely in the fiscal year ending in 2024.

In addition, the Company has state net operating loss carryforwards. The state net operating loss carryforwards range by jurisdiction up to approximately $29,200,000. These state net operating loss carryforwards expire between fiscal years ended in 2009 and 2013.

At October 31, 2004 the Company has net deferred tax assets, before valuation allowances, of $12,509,171. The Company’s deferred tax assets are subject to a 100% valuation allowance as currently management is unable to conclude that it is more likely than not the Company will generate sufficient future taxable income to realize the deferred tax assets.

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	For the three months ended October 31, 2004	For the three months ended October 31, 2003
U.S. federal statutory income tax rate (benefit)	35.0%	(35.0)%
Valuation allowance	(27.5)%	34.7%
Other	(3.8)%	0.5%

Effective income tax rate	3.7%	0.2%

	For the nine months ended October 31, 2004	For the nine months ended October 31, 2003
U.S. federal statutory income tax benefit	(35.0)%	(35.0)%
Valuation allowance	39.3%	34.7%
Other	(2.7)%	0.5%

Effective income tax rate	1.6%	0.2%

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) have been calculated by dividing net earnings (loss) by the weighted average shares of common stock outstanding during the year. Diluted EPS reflects the potential reduction in EPS using the treasury stock method to reflect the impact of common share equivalents if stock awards such as stock options and warrants were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and nine months ended October 31, 2004 and 2003:

	For the three months ended October 31,
	2004		2003
	Numerator / net income	Denominator / shares	Numerator / net loss	Denominator / shares
Income (loss) and shares used in basic calculations	$140,483	18,356,842	$(784,887)	9,955,182
Effect of dilutive stock based awards	—	455	—	—

Income (loss) and shares used in diluted calculations	$140,483	18,357,297	($784,887)	9,955,182

Basic earnings (loss) per share		$0.01		$(0.08)
Diluted earnings (loss) per share		$0.01		$(0.08)

	For the nine months ended October 31,
	2004		2003
	Numerator / net loss	Denominator / shares	Numerator / net loss	Denominator / shares
Loss and shares used in basic calculations	$(2,202,081)	14,329,885	$(3,998,922)	9,264,864
Effect of dilutive stock based awards	—	—	—	—

Loss and shares used in diluted calculations	$(2,202,081)	14,329,885	$(3,998,922)	9,264,864

Basic earnings (loss) per share		$(0.15)		$(0.43)
Diluted earnings (loss) per share		$(0.15)		$(0.43)

For the three and nine months ended October 31, 2004, common stock equivalents in the amount of 4,877,359 and 4,887,152 shares, respectively, and for the three and nine months ended October 31, 2003, common stock equivalents in the amount of 5,416,727 shares, were not included in the calculation of weighted average shares for diluted EPS because the effect of their inclusion would be anti-dilutive.

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

	October 31, 2004	January 31, 2004
Securities owned, marketable:
Equities	$1,790,385	$3,222,383
Other	2,500	11,213

	1,792,885	3,233,596

Securities owned, not readily marketable:
Equities	43,246	0

	$1,836,131	$3,233,596

Securities sold, not yet purchased:
Equities	$526,963	$492,081

4. DEPOSITS WITH AND RECEIVABLES FROM BROKERS AND DEALERS

The Company maintains clearing agreements with Spear, Leeds & Kellogg (“SLK”) and Fiserv Securities, Inc., (“Fiserv”). Under the agreement with SLK, the Company maintains a clearing deposit of $1,000,000. The Company primarily clears its proprietary equity market making and institutional client activity through SLK. Under the agreement with Fiserv, the Company maintains a clearing deposit of $100,000. The Company primarily clears its residual individual investor activity through Fiserv.

The amounts receivable from brokers and dealers consist of the following:

	October 31, 2004	January 31, 2004
Receivable:
Clearing brokers	$272,983	$2,380,887
Deposits	1,100,000	1,100,000
Other	—	509,355

	$1,372,983	$3,990,242

The amount shown as Other as of January 31, 2004, represented the Company’s deposit with our former clearing broker, Bear Stearns & Co. Inc., which was being retained pending the resolution of the C.V.I. Group Arbitration matter (see Note 9, “C.V.I. Group Arbitration”).

5. SIGNIFICANT CUSTOMERS

The Company considers significant customers to be customers who account for 10% or more of the total customer trades by the Company during the period. The Company had one such significant customer, the U.S. broker-dealer subsidiary of a foreign bank, which accounted for 11% of the total customer trades for the three months ended October 31, 2004, as compared to two such significant customers, both U.S. broker-dealers, accounting for 27% and 13% of the total customer trades in the comparable period in 2003. The Company had one such significant customer, a U.S. broker-dealer, which accounted for 11% of the total customer trades for the nine months ended October 31, 2004, as compared to two such significant customers, both U.S. broker-dealers, accounting for 28% and 15% of the total trades in the comparable period in 2003.

The Company’s customers include both institutions and broker-dealers. Institutional clients primarily include mutual funds, pension plans, plan sponsors, hedge funds, trusts and endowments. Broker-dealer clients include global, national and regional broker-dealers and on-line brokers.

6. NET CAPITAL REQUIREMENTS

As a registered broker-dealer, the Company is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in the SEC Rule 15c3-1. These regulations also prohibit a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to its parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 120% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC before repaying any subordinated borrowings, paying dividends and making loans to its parent, affiliates or employees, or otherwise entering into transactions, which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At October 31, 2004, the Company had net capital of $2,875,673 compared to a minimum net capital requirement of $1,000,000.

7. RELATED PARTY TRANSACTIONS

Until July 29, 2004 the Company owned an interest in ViewTrade of approximately 16% (see Note 2, “Gain on Sale of Investment”). ViewTrade subleased space from the Company until the lease was terminated on February 29, 2004. The Company recorded no sublease income for the three and nine months ended October 31, 2004 and $48,703 and $165,608 for the three and nine months ended October 31, 2003, respectively. This income is included in Other Income in the Consolidated Statements of Operations.

During the three and nine months ended October 31, 2004, the Company sold in privately negotiated transactions certain shares of Company common stock, not registered under the Securities Act of 1933, to executive officers, or family members of executive officers, for cash proceeds. See Note 10.

8. SUBORDINATED LOAN

The Company entered into a NASD approved subordinated loan agreement with SLK dated June 3, 1997 and effective August 1, 1997. The loan is for $2,000,000 and it matured on August 31, 1999, but was extended to August 31, 2003. The maturity of the subordinated loan was again extended, to August 31, 2005, by an agreement dated July 22, 2003, which the Company and SLK entered into in conjunction with a renegotiation of the clearing services SLK provides to the Company. The subordinated loan is subject to monthly interest payments at the Prime Rate and is unsecured. This subordinated loan is included as part of total capital when calculating net capital pursuant to SEC Rule 15c3-1 and it is considered debt for purposes of the debt to debt-equity ratio.

9. COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into arrangements with organizations, including clearing brokers, which provide for indemnification against losses, costs, claims and liabilities arising from the performance of their obligations under our agreement, except for gross negligence or bad faith. The Company believes the likelihood of a claim being made, the adverse outcome of which, individually or in the aggregate, that can be predicted with any reasonable certainty, could have a material adverse effect on the Company’s business, financial condition and operating results, is remote.

The Company leases office space under noncancelable operating leases, including a British pound denominated lease related to its U.K. subsidiary. The office leases contain certain escalation clauses whereby the rental commitments may be increased if certain conditions are satisfied and specify yearly adjustments to the lease amounts based on annual adjustments to the Consumer Price Index. The Company leases certain computer and other equipment under noncancelable operating leases, expiring in 2005, 2006, and 2007.

The rental expense for the three months ended October 31, 2004 and 2003 was $303,917 and $283,671 respectively and the rental expense for the nine months ended October 31, 2004 and 2003 was $901,490 and $806,264, respectively. As of October 31, 2004, future minimum rental commitments under all noncancelable office leases, computer leases and equipment leases were as follows:

	Office Leases	Other Obligations	Total

Three months ended January 31, 2005	$238,464	$56,513	$294,977
Year ended January 31, 2006	887,000	76,251	963,251
Year ended January 31, 2007	902,875	47,834	950,709
Year ended January 31, 2008	921,300	15,715	937,015
Year ended January 31, 2009	897,933	—	897,933
Thereafter through July 31, 2011	2,233,150	—	2,233,150

	$6,080,722	$196,313	$6,277,035

The Company has commitments for guaranteed employment contracts with certain executive management personnel of approximately $243,750 for the three months ended January 31, 2005 and $417,276 for the year ended January 31, 2006.

The following litigation and arbitration matters are pending:

BASHFORD LITIGATION

Eric Rainer Bashford, Plaintiff v. Crown Financial Group, Inc., Legg Mason Wood Walker, Inc., and M/A-Com, Inc., Defendants, Supreme Court of the State of New York, County of Westchester, No. 04-19407

On November 29, 2004, the plaintiff filed an action against the Company alleging that he was wrongfully terminated by the Company and that he is due a percentage of investment banking fees that the Company should have received as a result of an investment banking arrangement between the defendants in this matter. Plaintiff seeks punitive damages, as well as unspecified monetary damages.

The Company believes that the plaintiff’s claim for wrongful termination is meritless. The Company intends to pursue all amounts, if any, due under the investment banking agreement. The Company intends to contest the claims vigorously and has not recorded a provision or any loss that may be incurred as a result of the claims.

AMERICAN BIOGENETIC SCIENCES, INC. SHAREHOLDER DERIVATIVE ACTION

Norman Kaminski, derivatively on behalf of American Biogenetic Sciences, Inc., Plaintiff, v. Alfred Roach, Ronald I. Heller, David S. Nagelberg, Kenneth J. Koock, Martin H. Meyerson, M.H. Meyerson & Co., Inc., et al,. Defendants. Supreme Court of the State of New York, Nassau County Index No. 01-016425.

In October 2001, a shareholder derivative suit was brought on behalf of American Biogenetic Science, Inc. (“ABS”) against the Company and several of its former customers and employees relating to a financial advisory agreement entered into between ABS and the Company in August 1998 and a subsequent private placement. The plaintiff alleges breach of contract and breach of fiduciary duty against the Company and its employees and unjust enrichment against all defendants. The plaintiff seeks unspecified damages.

This matter had been stayed due to the bankruptcy of ABS; however, the bankruptcy trustee has decided to go forward with the action against all defendants.

The Company believes that the allegations in the Complaint are meritless. The Company intends to continue to contest the allegations vigorously and has not recorded a provision for any loss that may be incurred as a result of the action.

AUERBACH ARBITRATION

Dr. Allen Auerbach DO PA 401K Profit Sharing Plan v. Crown Financial Group, Inc. et al., NASD Arbitration No. 04-05651

In August 2004, claimants filed a Statement of Claim in arbitration with the NASD alleging the respondents engaged in excessive and unauthorized trading and entered into unsuitable investments in the claimants’ account. The Statement of Claim seeks damages of approximately $250,000 for trading activity which took place in claimant’s account between February 1998 and September 1999.

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

FEDERAL SECURITIES CLAIMS (NEW JERSEY)

In re M.H. Meyerson & Co., Inc. Securities Litigation, United States District Court, District of New Jersey, 02 div. 2724.

On June 6, 2002, the plaintiff filed a Class Action Complaint against the Company and defendants, Martin Meyerson, Kenneth Koock, Estate of Eugene Whitehouse, Jeffrey Meyerson, Bertram Siegel, Martin Leventhal and Alfred Duncan who are, or were, directors of the Company. In their complaint, Plaintiffs alleged fraud claims under the federal securities law relating to the Company’s disclosures, and alleged failures to disclose certain information relating to prior litigations involving the Company, the efforts of the Company’s subsidiary, eMeyerson.com, Inc., to develop an electronic trading program through a license agreement with TradinGear.com, Inc., and a litigation arising from eMeyerson’s termination of that agreement, and other matters. Plaintiffs seek damages in excess of $15 million for the alleged class.

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

In an effort towards settling the above claims, the parties have entered into a memorandum of understanding tentatively outlining the parties’ obligations under a future settlement of this matter, which is not expected to have a material adverse effect on the company. Discussions are very preliminary and no assurances can be made that the parties will settle this matter or that any such settlement will be approved and accepted by the court.

C.V.I. GROUP ARBITRATION

C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.

In February 2000, claimants filed a Statement of Claim in arbitration with the National Association of Securities Dealers (“NASD”) alleging that the Company wrongfully transferred 20,000,000 shares of Whitehall Enterprises, Inc. that were deposited with the Company and its then clearing agent, Bear Stearns & Co., Inc. (“Bear Stearns”). Claimants contend that their damages are based upon the market price of the shares at the date of the transfer, $0.25 per share.

On January 8, 2002, the NASD arbitration panel awarded $5,000,000 in compensatory damages against the Company and Bear Stearns. The award was joint and several against both firms. Neither Bear Stearns nor the Company asserted cross claims against each other in the arbitration. The Company at that time accrued a $5,000,000 liability for the award, as well as a receivable from the carrier of its Securities Broker/Dealer’s Professional Liability policy which would cover the Company’s payment of the award up to its per claim coverage limit of $1,000,000.

On September 23, 2004, the Company announced that it had entered into a settlement agreement with the claimants wherein, Crown Financial will pay $2,000,000 to C.V.I. Group and the pending civil action in the U.S. District Court for the District of New Jersey in which the parties sought to confirm or vacate the arbitration award would be dismissed with prejudice. As part of the agreement, Crown was allowed to withdraw and use to pay part of the settlement $350,000 of the $511,578 clearing deposit it then had on deposit with Bear Stearns. The remaining $161,578 on deposit with Bear Stearns was retained by Bear Stearns to reimburse Bear Stearns for expenses it incurred in connection with this matter.

As a result, in the third quarter of fiscal 2005, the Company recorded a $3,000,000 reduction in the liability for the award, which, after the effect of the $161,578 to be retained by Bear Stearns, resulted in a credit of $2,838,422 reducing the Company’s operating expenses. The Company paid $1,000,000 of the $2,000,000 settlement in the third quarter of fiscal 2005, leaving a liability of $1,000,000 as of October 31, 2004. The $1,000,000 recorded as a receivable from the carrier of the Company’s Securities Broker/Dealer’s Professional Liability Insurance policy continues to be reflected as an asset as the policy partially offsets the Company’s payment under the settlement. In early November 2004, the insurance claim of $1,000,000 was paid directly to the claimants.

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

NEWMAN ARBITRATIONS

Annette Newman, IRA v. M.H. Meyerson & Co, Inc., NASD Arbitration No. 02-07064

In November 2002, Claimant filed arbitration with the NASD alleging a former registered representative of the Company recommended and entered into unsuitable investments for claimant’s account. Claimant also alleged that the registered representative engaged in unauthorized trading in the claimant’s account. Claimant sought damages in the amount of $113,000.

Martin Newman and Annette Newman v. M.H. Meyerson & Co, Inc., NASD Arbitration No. 03-00129

In January 2003, claimants filed a Statement of Claim in arbitration with the NASD alleging a former registered representative of the Company engaged in excessive trading and made unauthorized investments in the claimants’ account. Claimants also alleged that Company failed to supervise adequately the activities of its representative. Claimants sought damages in the amount of $120,100.

The parties have settled all claims asserted in the above arbitrations for an amount that will not have a material adverse effect on the Company.

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

The Company believes that the dividend claims are meritless. The Company intends to contest the claims vigorously and has not recorded a provision for any loss that may be incurred as a result of the claims. On November 3, 2004 the Company filed a complaint in the US District Court for the District of New Jersey seeking declaratory judgment that the Company has no liability with respect to the asserted dividend claims discussed above.

NASD AND SEC PROCEEDINGS

As the result of misstatements to the Company’s financial statements discovered in October 2003 and restated in March 2004 (see Note 2, “Restatement and Restatement Costs”), the Company’s previously reported net capital was misstated for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the interim periods through July 31, 2003. The National Association of Securities Dealers, Inc. (“NASD”) has been investigating the restatements and the circumstances that led to the restatements. The Company has also been informed that the Securities and Exchange Commission (“SEC”) is investigating the same circumstances. The Company has been cooperating with both investigations.

The Company has concluded an understanding in principle with the staff of the NASD, and on November 24, 2004 submitted a Letter of Acceptance, Waiver and Consent (“AWC”) consistent with that understanding to the NASD for the purpose of proposing a settlement of the certain rule violations alleged by the NASD arising from the previously described circumstances. The AWC will not become effective unless it is accepted by the NASD’s Department of Enforcement and National Adjudicatory Council Review Subcommittee or Office of Disciplinary Affairs. There can be no assurance that the AWC will be accepted by the NASD.

The AWC proposes that Crown would accept and consent, without admitting or denying the allegations or findings, prior to a hearing and without an adjudication of any issue of law or fact, to the entry of the findings by the NASD (i) that from April 2002 through February 2003, Crown failed to accrue substantially all of its liabilities and to record such liabilities in its financial statements, (ii) that from in or about April 2002 through in or about February 2003, Crown prepared financial statements and filed certain periodic reports with the SEC and NASD that contained material misstatements, and (iii) that Crown allegedly conducted a securities business while failing to maintain the minimum required net capital, thereby violating Section 15(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 15c3-1 thereunder, Section 17(a) of the Exchange Act and Rules 17a-3 and 17a-5 thereunder, and NASD Conduct Rules 3110 and 2110. Crown also consented to a censure and a fine not to exceed $50,000 if the AWC is accepted.

The AWC does not affect the SEC’s investigation of the restatements and the circumstances that led to the restatements. The Company is unable to predict the outcome of the SEC’s investigation and has not recorded any provision for any loss that may be incurred as a result.

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

10. CAPITAL STOCK

The Company has 25,000,000 shares of authorized common stock with a par value of $0.01, of which 18,463,902 and 11,425,333 shares were issued and outstanding at October 31 and January 31, 2004, respectively. In addition, the Company has 200,000 shares of authorized preferred stock, of which none have been issued and outstanding. On October 13, 2004, the Company designated 10,000 shares of the 200,000 authorized shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”). Each share of Series A Preferred is convertible into 1,000 shares of common stock; has voting rights equivalent to those of the common stock (on an as converted basis); is entitled to dividends on a cumulative basis when, as and if, declared by the Board on par with the common stock; and liquidation rights on par with the common stock.

During the three months ended October 31, 2004, the Company issued in privately negotiated transactions 4,824,244 shares of Company common stock not registered under the Securities Act for net cash proceeds of $1,525,000. Shares totaling 4,748,486 were issued to unaffiliated accredited investors and shares totaling 75,758 were issued to an executive officer of the Company.

During the nine months ended October 31, 2004, the Company issued in privately negotiated transactions 7,031,632 shares of Company common stock not registered under the Securities Act for gross cash proceeds of $3,561,101. Placement fees totaling $35,180 were paid to two placement agents in connection with this share issuance. Shares totaling 6,302,086 were issued to unaffiliated accredited investors and shares totaling 729,546 were issued to executive officers, or family members of executive officers.

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

Allowance for doubtful accounts—In the third quarter of fiscal 2003, the Company began recording an allowance against accounts receivable from trading and sales personnel. That allowance is $70,038 at October 31, 2004. Accounts receivable from trading and sales personnel represent amounts owed to the Company by its traders and sales persons for draws (i.e., advance compensation payments) in excess of their profits and commissions earned. New management has assessed the probability of collection for each receivable and has established an allowance consistent with that assessment. However, estimating the allowance is highly subjective, and estimates may differ significantly from the actual amount because the majority of our traders and sales persons are new to the Company, and the Company’s new management does not have a lengthy history about collections from its traders and sales persons. We will reassess and refine our methodology continuously as the new management accumulates sufficient history of collections from its traders and sales persons, and that process may result in changes to our estimates.

Capitalization of proprietary software—During the year ended January 31, 2004, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $1,395,503 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of October 31, 2004. Of that amount, $908,797 represents software that is still in development and is not being amortized and $486,706 represents software that has been placed in service and is being amortized. Capitalized software is amortized over its estimated useful life of three years.

Contingent liabilities—As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company has been the defendant in several law suits or arbitrations. Until they are concluded, the claims in these actions represent contingent liabilities, which are accounted for under SFAS No. 5, Accounting for Contingencies. Under SFAS No. 5, a loss and a liability is recorded for a settlement or award when management concludes that such loss is probable and can be reasonably estimated. In some of the actions described in Note 9, we intend to vigorously defend ourselves, and/or are presently unable to predict the outcome, and therefore to date have not accrued for any losses. However, as these actions proceed and more information becomes available, our assessment of the future outcome of a matter may change or, notwithstanding our defenses, we may choose to settle a matter or a plaintiff may receive an award, at which time a loss may be recorded. The actual future outcomes of these matters may differ from our assessments at any point in time, and significant differences could have a material affect on our financial position and results of operations.

Income taxes—As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure, together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as stock compensation, the valuation of financial instruments, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for net operating loss carryforwards. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by the extent to which we establish a valuation allowance or the increase or decrease in the allowance during a period. To date, we have recorded a valuation allowance of $12,509,171, representing the entire amount of our deferred tax assets (primarily net operating loss carryforwards), as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

Revenues

Our revenues consist principally of net trading revenue from U.S. securities market-making activities. Net trading revenue, which consists of trading gains, net of trading losses and commission equivalents, is primarily affected by changes in U.S. equity trade and share volumes, our market share, our average revenue capture per share, dollar value of equities traded, our ability to properly manage inventory positions, changes in our execution standards, volatility in the marketplace, our mix of broker-dealer and institutional clients and by regulatory changes and evolving industry customs and practices.

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

We earn underwriting and advisory fees from our corporate clients, mostly on an agency basis. Underwriting and investment banking fees are primarily affected by the level of underwriting and advisory assignments we obtain, the resources devoted to investment banking, as well as volatility in the marketplace and investor sentiment.

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

•	Employee compensation and benefits expense primarily consists of salaries and wages paid to salaried employees and profitability based compensation, which includes compensation paid to market-making and sales personnel primarily based on their individual and overall performance and incentive compensation paid to other employees based on our overall profitability. Compensation for employees engaged in sales activities is determined primarily based on a percentage of their gross revenues net of expenses including payments for execution and clearance costs and overhead allocations. Employee compensation and benefits expense fluctuates, for the most part, based on changes in net trading revenue, our profitability and our number of employees.

•	Communications and data processing expense primarily consists of costs for obtaining market data, telecommunications services and systems maintenance. Communication and data processing fees primarily fluctuate based on the number of our sales and trading professionals.

•	Execution and clearance fees primarily represent clearance fees paid to clearing brokers for equities transactions, transaction fees paid to Nasdaq, execution fees paid to third parties, primarily for executing trades in listed securities on the NYSE and AMEX, and for executing orders through ECNs. Execution and clearance fees primarily fluctuate based on changes in equity trade and share volume, clearance fees charged by clearing brokers and fees paid to access ECNs and exchanges.

Other operating expenses are:

•	Professional fees, which consist of legal, auditing and other professional fees, as well as fees paid to computer programming, systems and management consultants.

•	Occupancy and equipment rentals expense, which primarily consists of rental payments on office and equipment leases.

•	Business development expense, which primarily consists of travel, entertainment and advertising costs.

•	Depreciation and amortization expense from the depreciation of furniture and equipment and the amortization of leasehold improvements and capitalized software.

•	Licensing fees, dues and subscriptions, which primarily consist of software licensing fees, association dues and periodical subscriptions.

•	Postage, printing and office supplies expense which consists of expenditures related to mail, overnight shipping costs, and office supplies.

•	Interest expense, which primarily relates to subordinated debt interest.

•	NASD settlements and awards expense arise from NASD arbitration and settlements with the NASD related to regulatory matters.

•	Other expenses, which primarily consist of administrative expenses and other operating costs such as regulatory fees and general office expenses.

Results of Operations

Three Months Ended October 31, 2004 and 2003

The net income for the three months ended October 31, 2004 was $140,483, resulting in earnings per share on a fully diluted basis of $0.01. This compares to a net loss of $784,887 and a loss per share of $0.08 on a fully diluted basis for the comparable period in 2003. However, the net income for the three months ended October 31, 2004 includes a reduction in expenses of $2,838,422 from the reduction in the arbitration liability relating to the C.V.I. Group settlement (see “C.V.I. Group Arbitration” of Note 9 of the Notes to the Consolidated Financial Statements). Excluding the effect of this reduction in expenses the net loss for the three months ended October 31, 2004 would have been $2,697,939 or $0.15 per share

In the three months ended October 31, 2004, total revenues decreased 57% to $2,448,682 from $5,704,038 for the comparable period in 2003, primarily due to a decrease in trading revenues.

Expenses decreased 64% in the three months ended October 31, 2004 to $2,303,021 from $6,480,605 in the comparable period in 2003. The decrease in expenses is primarily related to the reversal of $2,838,422 of the arbitration liability relating to the C.V.I. Group settlement. Excluding the effect of this reduction in expenses, total expenses for the three months ended October 31, 2004 would have been $5,141,443, a decrease of 21% from the expenses for the three months ended October 31, 2003.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue decreased 58% to $2,210,979 in the three months ended October 31, 2004, from $5,235,371 for the comparable period in 2003. The decrease was due to a reduction in trade volume including the effects of the loss of a significant customer and a major decline in volume from another significant customer, partially offset by new customers and new business from existing customers.

The number of trades conducted for the major customer lost were 361,496 during the fiscal year ended January 31, 2004, as compared to 99,887; 2,407; and none for the three month periods ended April 30, July 31 and October 31, 2004. The Company estimates (on the basis of a trading system that estimates revenues for a customer using certain assumptions) that the net trading revenues from the major customer lost were $409,000; $26,000; and none for the three month periods ended April 30, July 31 and October 31, 2004. The number of trades conducted for the major customer that reduced its business were 170,873 during the fiscal year ended January 31, 2004, as compared to 36,200; 5,108; and 1,925 for the three month periods ended April 30, July 31 and October 31, 2004. The estimated net trading revenues from the major customer that reduced its business were $403,000; $40,000; and $2,400 for the three month periods ended April 30, July 31, and October 31, 2004. Until the Company is able to replace these revenues through the addition of volumes or the Company’s market share, its revenues may be expected to continue to be at levels below those of the last three quarters of the year ended January 31, 2004 and the quarter ended April 30, 2004, and the Company’s results of operations may be adversely affected.

Commissions decreased 27% to $226,394 for the three months ended October 31, 2004, from $308,214 for the comparable period for 2003, due to the decline in the Company’s trade volumes.

Underwriting and investment banking fees were none for the three months ended October 31, 2004, and $74,017 for the comparable period in 2003. This decrease is primarily due to a reduction in resources committed to investment banking.

Interest and other revenues decreased 87% to $11,309 for the three months ended October 31, 2004, from $86,436 in the comparable period for 2003. This decrease is a result of the absence of sub-lease income during the 2004 quarter and a decline in investment income.

Expenses

Employee compensation and benefits expense decreased 34% to $2,078,432 for the three months ended October 31, 2004, from $3,163,624 in the comparable period in 2003. This decrease was largely a result of lower production related compensation due to the decline in the Company’s trading and commission revenues.

Communications and data processing increased 42% to $837,084 in the three months ended October 31, 2004, from $588,815 for the comparable period in 2003. The increase is primarily attributable to increased costs associated with the enhanced trading platform for which billings initiated in January 2004, plus additional requirements for market data services.

Execution and clearance fees decreased 48% to $523,402 in the three months ended October 31, 2004, from $1,012,019 for the comparable period in 2003, due to the decrease in the Company’s trade volumes.

Professional fees increased 42% to $674,633 in the three months ended October 31, 2004, from $473,532 for the comparable period in 2003. The increase related primarily to an increase in legal costs associated with outstanding litigation and arbitration matters.

Occupancy and equipment rental expense increased to 5% to $357,446 for the three months ended October 31, 2004, compared to $341,443 for the comparable period in 2003.

Business development expense decreased 22% to $127,681 for the three months ended October 31, 2004, from $163,590 for the comparable period in 2003.

Depreciation and amortization increased 136% to $128,637 for the three months ended October 31, 2004, compared to $54,556 for the comparable period in 2003. This increase is primarily due to an increase in technology and software development expenditures, resulting in increased depreciation and amortization expense..

Licensing fees, dues and subscriptions expense decreased 39% to $43,194 for the three months ended October 31, 2004, from $71,150 for the comparable period in 2003, primarily due to reduced subscriptions.

Postage, printing and office supplies expense decreased 81% to $23,188 for the three months ended October 31, 2004 from $122,079 for the comparable period in 2003. The decrease is primarily attributable to a reduction in the Company’s headcount, including the reduction which resulted from the Company’s exit from the retail business and other cost reduction measures.

Interest expense decreased 35% to $22,903 for the three months ended October 31, 2004, from $35,058 for the comparable period in 2003. The decrease is a result of reducing our subordinated debt outstanding.

NASD settlements and awards expense was a credit of $2,765,291 for the three months ended October 31, 2004 as compared to an $80,000 charge for the three months ended October 31, 2004. The credit expense is primarily related to the reversal of $2,838,422 of an arbitration liability relating to the C.V.I. Group settlement.

Restatement costs expense was none for the three months ended October 31, 2004 as compared to $50,000 for the three months ended October 31, 2003. The internal review and the restatement of the financial statements required significant outside resources in the form of accounting services in order to complete the process on a timely basis (see “Restatement and Restatement Costs” in Note 2 of the Notes to Consolidated Financial Statements for additional details).

Other expenses decreased by 22% to $251,712 for the three months ended October 31, 2004, from $324,739 for the comparable period in 2003, primarily due to an decrease in research and regulatory costs.

Nine Months Ended October 31, 2004 and 2003

The net loss for the nine months ended October 31, 2004 was $2,202,081, resulting in a loss per share on a fully diluted basis of $0.15. This compares to a net loss of $3,998,922 and a loss per share of $0.43 on a fully diluted basis for the comparable period in 2003. However, the net loss for the nine months ended October 31, 2004 includes a reduction in expenses of $2,838,422 from the reduction in the arbitration liability relating to the C.V.I. Group settlement. Excluding the effect of this reduction in expenses the net loss for the nine months ended October 31 2004 would have been $5,040,503 or $0.35 per share.

Expenses decreased 11% in the nine months ended October 31, 2004 to $15,163,566 from $17,019,657 in the comparable period in 2003. The decrease in expenses is primarily related to the reversal of $2,838,422 of the arbitration liability relating to the C.V.I. Group settlement. Excluding the effect of this reduction in expenses, total expenses for the nine months ended October 31, 2004 would have been $18,001,987, an increase of 6% from the expenses for the three months ended October 31, 2003.

The Company has provided a full valuation allowance related to potential future tax benefits associated with the tax loss carry forward and current year losses.

Revenues

Net trading revenue decreased 3% to $11,197,617 in the nine months ended October 31, 2004, from $11,558,311 for the comparable period in 2003. The minimal change in trading revenues reflects the offsetting effects of the decline in quarter to quarter revenues during the first three quarters of fiscal 2005 as opposed to increases in quarter to quarter revenues during the first three quarters of fiscal 2004. Trading revenues in the first three quarters of fiscal 2005 have declined as the result of a reduction in trade volume including the effects of the loss of a significant customer and a major decline in volume from another significant customer, partially offset by new customers and new business from existing customers, as discussed above.

Commissions decreased 10% to $873,559 for the nine months ended October 31, 2004, from $973,851 in the comparable period for 2003 due to the Company’s reduced trade volumes.

Underwriting and investment banking fees decreased 79% to $50,000 for the nine months ended October 31, 2004, from $234,889 in the comparable period in 2003. This decrease is primarily due to a reduction in resources committed to investment banking.

Settlement proceeds of $700,000 were realized during the nine months ended October 31, 2004 due to an agreement reached with our former auditors Sanville & Company and it’s principal Robert Sanville (see “Settlement Proceeds” in Note 2 of the Notes to Consolidated Financial Statements). There were no settlement proceeds realized during the nine months ended October 31, 2003.

Gain on sale of investment of $145,256 was realized during the nine months ended October 31, 2004 due to the sale of the Company’s approximately 16% interest in ViewTrade for total proceeds of $250,000 (see “Gain on Sale of Investment” in Note 2 of the Notes to Consolidated Financial Statements). There were no gains on sales of investments during the nine months ended October 31, 2003

Interest and other revenue decreased by 90% to $28,980 for the nine months ended October 31, 2004, from $277,699 in the comparable period in 2003. This decrease is a result of the absence of sub-lease income and a decline in investment income during the nine months ended October 31, 2004.

Expenses

Employee compensation and benefits expense increased 2% to $8,127,303 for the nine months ended October 31, 2004, from $7,952,412 in the comparable period in 2003. This change is consistent with the change in trading revenues, reflective of the fact that the Company’s trading levels are a significant factor in compensation expense.

Communications and data processing increased 66% to $2,731,809 in the nine months ended October 31, 2004, from $1,644,726 for the comparable period in 2003. The increase is primarily attributable to increased costs associated with the enhanced trading platform for which billings initiated in January 2004, plus additional requirements for market data services.

Execution and clearance fees decreased 21% to $2,297,359 in the nine months ended October 31, 2004, from $2,915,796 in the comparable period in 2003. The decrease is due to lower trade volumes and to a negotiation of more favorable arrangements with our clearing brokers.

Professional fees decreased 13% to $1,474,844 in the nine months ended October 31, 2004, from $1,696,164 for the comparable period in 2003. The decrease is due to reduced legal and consulting expenditures

Occupancy and equipment rental expense increased to 2% to $1,042,572 for the nine months ended October 31, 2004, compared to $1,018,431 for the comparable period in 2003.

Business development expense increased 21% to $483,150 for the nine months ended October 31, 2004, from $398,125 for the comparable period in 2003. The increase primarily reflects management’s efforts to communicate the new capabilities of the Company to the market place by conducting a special marketing event during the three months ended April 30, 2004.

Depreciation and amortization expenses increased 126% to $359,448 for the nine months ended October 31, 2004, compared to $158,724 for the comparable period in 2003. This increase is primarily due to an increase in technology and software development expenditures, resulting in increased depreciation and amortization expense.

Licensing fees, dues and subscriptions expense increased 65% to $214,743 for the three months ended October 31, 2004, from $130,045 for the comparable period in 2003. The increase is primarily attributable to increased software licensing fees for which billings initiated in October 2003 associated with the enhanced trading platform.

Postage, printing and office supplies expense decreased 77% to $113,008 for the nine months ended October 31, 2004 from $482,146 for the comparable period in 2003. The decrease is primarily attributable to a reduction in the headcount, the exit from the retail business and other cost reduction measures.

Interest expense decreased 38% to $70,606 for the nine months ended October 31, 2004, from $114,529 for the comparable period in 2003. The decrease is a result of reducing our subordinated debt outstanding.

NASD settlements and awards were a credit of $2,725,778 for the nine months ended October 31, 2004 as compared to a $167,110 credit for the nine months ended October 31, 2003. The fiscal 2005 credit is primarily related to the reversal of $2,838,422 of an arbitration liability relating to the C.V.I. Group settlement. During the nine months ended October 31, 2003, a credit of $240,000 was recorded representing Martin H. Meyerson’s reimbursement of a prior year settlement related to a regulatory matter (see “NASD Settlements and awards” in Note 2 of the Notes to Consolidated Financial Statements).

Restatement costs expense was $283,775 for the nine months ended October 31, 2004 as compared to $50,000 for the nine months ended October 31, 2003. The internal review and the restatement of the financial statements required significant outside resources in the form of accounting services in order to complete the process on a timely basis (see “Restatement and Restatement Costs” in Note 2 of the Notes to Consolidated Financial Statements for additional details).

Other expenses increased by 10% to $690,725 for the nine months ended October 31, 2004, compared to $625,669 for the comparable period in 2003, primarily due to an increase in insurance costs.

Three Months Ended October 31, 2004 and Three Months Ended July 31, 2004

The net income for the three months ended October 31, 2004 was $140,483 compared to the net loss of $1,588,367 for the three months ended July 31, 2004. However, the net income for the three months ended October 31, 2004 includes a reduction in expenses of $2,838,422 from the reduction in the arbitration liability relating to the C.V.I. Group settlement. Excluding the effect of this reduction in expenses the net loss for the three months ended October 31, 2004 would have been $2,697,939.

Revenues for the three months ended October 31, 2004 were $2.4 million compared to revenues of $4.0 million for the three months ended July 31, 2004. The revenues for the three months ended July 31, 2004 included aggregate proceeds of $845,256 from a settlement and a gain on the sale of an investment. The gains from the settlement and the sale of an investment are non-recurring in nature.

Expenses for the three months ended October 31, 2004 were $2.3 million compared to expenses of $5.6 million for the three months ended July 31, 2004. The expenses for the three months ended October 31, 2004 include a $2.8 million credit related to a partial reversal of the C.V.I. Group arbitration liability due to a settlement of the matter. Excluding the effect of this reduction in expenses, total expenses for the three months ended October 31, 2004 would have been $5,141,443.

Although the Company’s operating results improved for the three months ended October 31, 2004 as compared to the three months ended July 31, 2004, that improvement was solely the result of the effects of the reversal of the C.V.I. arbitration liability. Excluding the effects of that reduction in expenses, and of the non-recurring gains recorded in the quarter ended July 31, 2004, the quarter ended

October 31, 2004 produced an approximate $0.8 million decline in revenues, partially offset by an approximate $0.5 million reduction in expenses. As discussed above, until the Company is able to replace the revenues lost from the loss of a significant customer and a major decline in volume from another significant customer, through the addition of new customers, increases in trades for existing customers, or an overall increase in industry market volumes or the Company’s market share, its revenues may be expected to continue to be at levels below those of the last three quarters of the year ended January 31, 2004 and the quarter ended April 30, 2004, and the Company’s results of operations may be adversely affected. In order to achieve profitability, the Company will have to replace those revenues without increasing fixed operating expenses, and/or identify and implement means to significantly reduce its operating expenses.

Liquidity and Capital Resources

Working Capital

The Company’s statements of financial position reflect a reduced liquidity position as cash and assets readily convertible to cash (principally receivables from brokers and dealers and marketable securities owned) represent 58% and 74% of total assets at October 31, 2004 and January 31, 2004, respectively. Receivables from brokers and dealers include interest-bearing cash balances held with clearing brokers, including, or net of, amounts related to securities transactions that have not yet reached their contracted settlement date, which is generally within three business days of the trade date. Securities owned principally consist of equity securities that trade on Nasdaq, on the OTC Bulletin Board and on the Pink Sheets.

The Company currently does not have any outstanding bank borrowings or long-term debt, other than a $2 million subordinated loan from our primary clearing broker, and does not have any available lines of credit.

The Company has not declared and paid, nor does it expect to declare and pay any dividends on the Common Stock in the near term.

The Company’s requirement for funding is driven by both working capital and regulatory net capital requirements. See Note 6 in the Notes to Consolidated Financial Statements. During the first three quarters of fiscal 2005, the Company’s net losses and negative operating cash flows have required it to raise working capital through the issuance of shares of common stock. Until the company is able to achieve profitable operations, it will be required to obtain additional subordinated debt or equity funding in order to fund operations and maintain required levels of net capital. There can be no assurance that the Company will be successful in attracting such funding.

Operating Activities

Net cash used in operating activities for the nine months ended October 31, 2004 and 2003 was $3,002,214 and $4,087,451 respectively. Our net cash used in operating activities is materially impacted by changes in our results of operations, as well as the level of our long and short securities positions, and the cash balances at our clearing brokers. The negative operating cash flows for the nine months ended October 31, 2004 and 2003 were financed from the proceeds of the issuance of common stock and cash and cash equivalents on hand at the beginning of the periods.

During the nine months ended October 31, 2004 the Company reduced its clearing broker cash balances by $2,617,259 and its holdings of securities by $1,397,465. The proceeds from the reduction of these balances partially offset other uses of cash in operating activities.

Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2004 was $666,902. The 2004 investing net outflows resulted from the purchase of fixed assets and the capitalization of internally developed software partially offset by the proceeds from the sale of the Company’s interest in ViewTrade Holdings Corporation. For the nine months ended October 31, 2003 investing activities caused net cash outflows of $439,831 from the purchase of fixed assets and the capitalization of internally developed software, partially offset by the sale of securities investments.

Financing Activities

Net cash provided by financing activities for the nine months ended October 31, 2004 and 2003 was $3,532,163 and $5,337,303, respectively. During the nine months ended October 31, 2004 the Company issued 7,031,632 shares of Common Stock in private offerings and 6,937 shares related to option exercises. During the nine months ended October 31, 2003 the Company issued 2,595,043 shares of Common Stock in private offerings, 271,456 shares related to option exercises and $1,830,000 was contributed to equity without an issuance of shares. The proceeds from the issuance of common stock during the nine months ended October 31, 2004 and 2003 were used to fund the Company’s negative operating cash flows and to increase the Company’s level of stockholders’ equity and the Company’s net capital as defined in SEC Rule 15c3-1.

Contractual Obligations

In connection with its operating activities, the Company enters into certain contractual obligations. The Company’s future cash payments associated with its contractual obligations pursuant to its operating leases and guaranteed employment contracts with certain executive management personnel longer than one year as of October 31, 2004 are summarized below:

	Payments due in
For the years ended January 31	2005	2006-2007	2008-2009	2010-Thereafter	Total
Operating lease contracts(1)	$294,977	$1,913,960	$1,834,948	$2,233,150	$6,277,035
Guaranteed employment contracts	243,750	417,276	—	—	661,026

Total	$538,727	$2,331,236	$1,834,948	$2,233,150	$6,938,061

(1)	See Note 9 to the Consolidated Financial Statements included in Item 1, ‘Consolidated Financial Statements’.

Off-Balance Sheet Arrangements

As of October 31, 2004, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In the course of the Company’s business, it maintains inventory, consisting mainly of Nasdaq and OTC securities. The market value of the Company’s inventory was $1,836,131 in long positions and $526,963 in short positions at October 31, 2004. The loss to the Company, assuming a hypothetical 10% decline in prices, would be $130,917 due to the losses on the long positions being partially offset by gains on the short positions.

The Company, from time to time, invests in money market funds, and/or maintains interest bearing balances in its accounts with its clearing brokers, for working capital purposes. The receivables from clearing brokers are all available for immediate withdrawal, except the portion required to meet margin or deposit requirements. The Company does not normally trade or carry positions in listed derivative instruments. Our cash and cash equivalents held in foreign currencies are subject to the exposure of foreign currency fluctuations but are not material to the Companies overall cash position.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out, under the supervision of and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business subjects it to claims, lawsuits, regulatory examinations, and other proceedings in the ordinary course of business. While the Company is contesting liability and/or the amount of damages in each pending matter, the ultimate outcome of such matters described at Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-Q for the three and nine months ended October 31, 2004, and other proceedings and claims pending against the Company, cannot be determined at this time and the results of these matters cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period, depending partly on the results for that period, and a substantial judgment could have a material adverse impact on the Company’s financial condition, results of operations, or cash flows. However, it is the opinion of management at this time, after consultation with legal counsel and information currently available, that the ultimate outcome of these existing claims and proceedings will not have a material adverse impact on the financial condition of the Company, although they might be material to operating results for any particular period, depending, in part upon operating results for that period.

For further information on Legal Proceedings, see Note 9 in the Notes to Consolidated Financial Statements.

The NASD, SEC and Net Capital Requirements

Regulatory bodies, including the National Association of Securities Dealers, Inc. (“NASD”), are charged with safeguarding the integrity of the securities and with protecting the interests of investors participating in those markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

The Securities and Exchange Commission (‘SEC”), NASD and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. As of October 31, 2004, the Company had total net capital of $2,875,673, $1,875,673 in excess of the Company’s minimum net capital requirement of $1,000,000.

The Company previously reported its failure to report accurately its net capital for the years ended January 31, 2003, 2002 and 2001, including the corresponding interim periods, and the interim periods through July 31, 2003. The NASD has been investigating the restatements and the circumstances that led to the restatements. The Company also has been informed that the SEC is investigating the same circumstances. The Company has been cooperating with both investigations.

The Company has concluded an understanding in principle with the staff of the NASD and has submitted a Letter of Acceptance, Waiver and Consent (“AWC”) consistent with that understanding to the NASD for the purpose of proposing a settlement of the certain alleged NASD rule violations allegedly arising out of the restatement matters. In accordance with this proposed settlement, the Company would consent to a censure and a fine not to exceed $50,000, without admitting or denying the NASD allegations or findings. The AWC does not become effective unless it is accepted by the NASD’s Department of Enforcement and National Adjudicatory Council Review Subcommittee or Office Disciplinary Affairs. There can be no assurance that the AWC and the underlying understanding will be accepted by the NASD’s Department of Enforcement and National Adjudicatory Council Review Subcommittee or Office of Disciplinary Affairs. The Company’s understanding with the NASD does not affect the pending SEC investigation.

The Department of Labor

The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plan. The annual 401(k) benefit plan audits for the years ended December 31, 2002 and 2001 had not been completed by the prior management on a timely basis. These audits were completed and filed on October 22, 2004, and could lead to an examination or penalties being assessed by the Department of Labor.

C.V.I. Group Settlement

On September 23, 2004, the Company reached an agreement with C.V.I. Group to settle in an arbitration matter styled C.V.I. Group v. M.H. Meyerson & Co., Inc. and Bear Stearns & Co., Inc.. The claimant C.V.I. Group had obtained a $5,000,000 NASD arbitration award against the Company and its former clearing firm, Bear Stearns & Co. Inc. (“Bear Stearns”), in connection with an alleged wrongful share transfer pursuant to a power of attorney that C.V.I. Group claimed was invalid. The award was joint and several against both the Company and Bear Stearns. Under the terms of the settlement agreement, the Company will pay $2,000,000 to C.V.I. Group, plus $161,578 to Bear Stearns, and the pending civil action in the U.S. District Court for the District of New Jersey in which the parties sought to confirm or vacate the arbitration award will be dismissed with prejudice. Since the Company had previously recorded the $5,000,000 adverse arbitration award as a liability in its financial statements, the settlement of the matter results in an increase in the Company’s equity of $2,838,422 (See Note 2, “NASD Settlements and awards”). As of October 31, 2004, the Company had paid $1,000,000 of the $2,000,000 due to the C.V.I Group and Bear Stearns had been paid in full. During early November, the insurance claim of $1,000,000 was paid directly to the C.V.I Group. The Company’s total payment under the settlement agreement was partially offset by its Securities Broker/Dealer’s Professional Liability Insurance policy which provides a per claim coverage limit of $1,000,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a,b).	During the three months ended October 31, 2004, the Company issued in privately negotiated transactions 4,824,244 shares of Company common stock, not registered under the Securities Act of 1933, as amended (the “Securities Act”), to “accredited investors” (as the term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act) and an executive officer, in exchange for $1,525,000 in cash pursuant to Section 4(2), Section 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. These share issuances were approved by the Company’s Board of Directors. The investors in the Company’s securities had access to the kind of information about the Company that the Company would provide in a registration statement, were “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to the Company their intentions to acquire the Company’s securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No placement fees were paid in conjunction with the foregoing transactions.

All of the proceeds from the above referenced share issuances were used for the Company’s working capital purposes, to increase the Company’s level of shareholders’ equity and its net capital as defined in SEC Rule 15c3-1.

(c).	The Company did not purchase any of its equity securities during the three months ended October 31, 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the three months ended October 31, 2004.

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

The following Current Reports on Form 8-K were filed during the quarter ended October 31, 2004:

On August 6, 2004, a Current Report on Form 8-K was filed by the Company under Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

On September 8, 2004, a Current Report on Form 8-K was filed by the Company under Section 4 (Matters Related to Accountants and Financial Statements).

On September 27, 2004, a Current Report on Form 8-K was filed by the Company under Section 8.01 (Other Events) and Section 9.01 (Financial Statements and Exhibits).

On October 12, 2004, a Current Report on Form 8-K was filed by the Company under Section 8.01 (Other Events) and Section 9.01 (Financial Statements and Exhibits).

No financial statements were filed with the foregoing Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, State of New Jersey, on this 15th day of December, 2004.

CROWN FINANCIAL GROUP, INC.

By:	/s/ Charles B. Kennedy III
Charles B. Kennedy III Interim Chief Executive Officer and Interim President (Principal Executive Officer)

By:	/s/ Robert S. Thornton
Robert S. Thornton Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)